Form 10QSB
period 2000-06-30
MYTRAVELGUIDE COM INC
filed 2000-09-08
CIK 1111882

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                          FORM 10-QSB


  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                          JUNE 30, 2000



               Commission file number 000-30477



                     MyTravelGuide.com, Inc.
                      a Nevada corporation
              8275 South Eastern Avenue, Suite 200
                    Las Vegas, Nevada 89123
              BC (604) 922-0584 NV (702) 990-8800


                   IRS Tax ID #:  88-0421583

               PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:


                      MYTRAVELGUIDE.COM, INC.,

              (FORMERLY DILIGENCIA TECHNOLOGIES, INC.)

                   ( A DEVELOPMENT STAGE COMPANY )

                        FINANCIAL STATEMENTS

                  JUNE 30, 2000, AND JUNE 30, 1999

                       TABLE OF CONTENTS


                                                  Page Number

   INDEPENDENT ACCOUNTANT'S REPORT..................   1

   FINANCIAL STATEMENT

     Balance Sheets.................................   2

     Statements of Operations and Deficit
       Accumulated During the Development Stage.....   3

     Statement of Changes in Stockholders' Equity...   4

     Statements of Cash Flows.......................   5

     Notes to the Financial Statements..............   6-7

                INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders of MyTravelGuide.com, Inc.
(formerly Diligencia Technologies, Inc.)
Las Vegas, Nevada


     I have audited the accompanying balance sheets of MyTravelGuide.com, Inc. (a development stage company) as of June 30, 2000, and June 30, 1999, and the related statements of operations, cash flows, and changes in stockholders' equity for the period from December 3, 1998, (date of inception) to June 30, 2000. These statements are the responsibility of MyTravelGuide.com, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of MyTravelGuide.com, Inc. as of June 30, 2000, and June 30, 1999, and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998, in conformity with generally accepted accounting principles.


/s/ DAVID COFFEY, CPA
David Coffey, C.P.A.
Las Vegas, Nevada
July 7, 2000

MYTRAVELGUIDE.COM, INC.
(FORMERLY DILIGENCIA TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

                                 June 30, 2000    June 30, 1999
                                ---------------  ---------------

ASSETS

Cash                            $        35,041  $            41
                                ---------------  ---------------
     Total Assets               $        35,041  $            41
                                ===============  ===============

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                $         2,400  $           400
                                ---------------  ---------------
     Total Liabilities                    2,400              400

Stockholders' Equity
    Common stock, authorized
    50,000,000 shares at $.001
    par value, issued and
    outstanding 3,470,000 shares
    and 200,000 shares,
    respectively, after giving
    effect to a 17 for 1 stock
    split on June 21, 2000                3,470              200
    Additional paid-in capital           40,630            9,900
    Deficit accumulated during
    the development stage               (11,459)         (10,459)
                                ---------------  ---------------
      Total Stockholders' Equity         32,641             (359)


     Total Liabilities and
     Stockholders' Equity       $        35,041  $            41
                                ===============  ===============


The accompanying notes are an integral part of these financial statements.

MYTRAVELGUIDE.COM, INC.
(FORMERLY DILIGENCIA TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
(With Cumulative Figures From Inception)


                                                         From Inception,
                      Jan. 1, 2000, to   Jan. 1, 1999, to    Dec. 3, 1998, to
                        June 30, 2000     June 30, 1999       June 30, 2000
                      ----------------  -----------------  ------------------

Income                $              0  $               0                   0

Expenses
   Organizational
      expense                        0                  0                 400
   Consulting                        0             10,000              10,000
   Professional fees             1,000                  0               1,000
   Office expenses                   0                 59                  59
                      ----------------  -----------------  ------------------
Total expenses                   1,000             10,059              11,459

Net loss                        (1,000)           (10,059) $          (11,459)
                                                           ==================
Retained earnings,
beginning of period            (10,459)              (400)
                      ----------------  -----------------
Deficit accumulated
during the development
stage                 $        (11,459) $         (10,459)
                      ================  =================

Earnings ( loss ) per
  share assuming
  dilution, after
  giving effect to a
  17 for 1 stock split
  on June 21, 2000:
Net loss              $           0.00  $           (0.06) $            (0.03)
                      ----------------  -----------------  ------------------
Weighted average
shares outstanding             745,000            166,667             356,316
                      ================  =================  ==================



The accompanying notes are an integral part of these financial statements.

MYTRAVELGUIDE.COM, INC.
(FORMERLY DILIGENCIA TECHNOLOGIES, INC.)
( A DEVELOPMENT STAGE COMPANY )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM DECEMBER 3, 1998, (Date of Inception) TO
JUNE 30, 2000
                                            Additional
                          Common Stock       Paid-in
                         Shares    Amount    Capital    Total
                       ---------  --------  ---------  ---------
                                  $         $          $
Balance,
December 3, 1998            ----      ----       ----       ----

Issuance of common
stock for cash
December, 1998           100,000       100          0        100

Less net loss                  0         0          0       (400)
                       ---------  --------  ---------  ---------
Balance,
December 31, 1998        100,000       100          0       (300)

Issuance of common
stock for cash
March, 1999              100,000       100      9,900     10,000

Less offering costs            0         0     (1,000)    (1,000)

Less net loss                  0         0          0    (10,059)
                       ---------  --------  ---------  ---------
Balance,
December 31, 1999        200,000       200      8,900     (1,359)

Stock split 17 shares
for each 1 owned,
June 21, 2000          3,200,000     3,200     (3,200)         0

Issuance of common
stock for cash,
June, 2000                70,000        70     34,930     35,000

Less net loss                  0         0          0     (1,000)
                       ---------  --------  ---------  ---------

Balance,
June 30, 2000          3,470,000  $  3,470  $  40,630  $  32,641
                       =========  ========  =========  =========


The accompanying notes are an integral part of these financial statements

MYTRAVELGUIDE.COM, INC.
(FORMERLY DILIGENCIA TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(With Cumulative Figures From Inception)


                                                              From Inception,
                      Jan. 1, 2000, to   Jan. 1, 1999, to    Dec. 3, 1998, to
                        June 30, 2000     June 30, 1999       June 30, 2000
                      ----------------  -----------------  ------------------

CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net Loss              $         (1,000) $         (10,059) $          (11,459)
Non-cash items
included in net loss                 0                  0                   0
Adjustments to
  reconcile net loss
  to cash used by
  operating activity
    Accounts payable             1,000                  0               2,400
                      ----------------  -----------------  ------------------

  NET CASH PROVIDED BY
  OPERATING ACTIVITIES               0            (10,059)             (9,059)

CASH FLOWS USED BY
INVESTING ACTIVITIES                 0                  0                   0
                      ----------------  -----------------  ------------------

  NET CASH USED BY
  INVESTING ACTIVITIES               0                  0                   0

CASH FLOWS FROM FINANCING
ACTIVITIES
   Sale of common stock             70                100                 270
   Paid-in capital              34,930              9,900              44,830
   Less offering costs               0                  0              (1,000)
                      ----------------  -----------------  ------------------

  NET CASH PROVIDED BY
  FINANCING ACTIVITIES          35,000             10,000              44,100
                      ----------------  -----------------  ------------------
  NET INCREASE IN CASH          35,000                (59) $           35,041
                                                           ==================

CASH AT BEGINNING OF
PERIOD                              41                100
                      ----------------  -----------------

  CASH AT END
  OF PERIOD           $         35,041  $              41
                      ================  =================

Supplemental disclosure of effect of 17 for 1 stock split:
 Increase in par value of common stock issued and outstanding         $3,200
 Decrease in value of paid-in capital in excess of par value          (3,200)

The accompanying notes are an integral part of these financial statements.

MYTRAVELGUIDE.COM, INC.
(FORMERLY DILIGENCIA TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2000, AND JUNE 30, 1999

NOTE A     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           The Company was incorporated on December 3, 1998, under the laws of the State of Nevada. The business purpose of the Company was to engage in Internet web page design and Internet consulting. Subsequently, on February 25, 2000, the Company changed its name to MyTravelGuide.com, Inc. and changed its business purpose to the marketing of travel-related services using the Internet.

           The Company will adopt accounting policies and procedures based upon the nature of future transactions.

NOTE B     OFFERING COSTS

           Offering costs are reported as a reduction in the amount of paid-in capital received for sale of the shares.

NOTE C     EARNINGS (LOSS) PER SHARE

           Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible securities or warrants, basic and diluted EPS are the same.

NOTE D     STOCK OFFERINGS

           In March of 1999, the Company completed the sale of 100,000 shares of its common stock at $.10 per share for $10,000. The proceeds were to be used for Internet web page design and Internet consulting research.

           In June of 2000, subsequent to the change of Company name and the 17 for 1 stock split described in Notes E and F, below, the Company sold 70,000 shares of its common stock in a private placement at $.50 per share for a total of $35,000. The net proceeds were to be used for the marketing of

MYTRAVELGUIDE.COM, INC.
(FORMERLY DILIGENCIA TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2000, AND JUNE 30, 1999
(continued)

NOTE D     STOCK OFFERINGS (continued)

           travel-related services using the Internet.

NOTE E     CHANGE OF COMPANY NAME

           On February 25, 2000, the stockholders approved a change of the name of the Company from "Diligencia Technologies, Inc." to "MyTravelGuide.com, Inc."

NOTE F     STOCK SPLIT

           On June 21, 2000, the shareholders approved a 17 for 1 split of the Company's common stock. Holders of the 200,000 shares of stock outstanding were issued shares to bring the total shares outstanding to 3,400,000.

Item 2.  Management's Discussion and Analysis

Forward Looking Statements
--------------------------

     This Quarterly Report on Form 10-QSB contains forward-looking statements. Such statements consist of any statement other than a recitation of historical facts and can be identified by words such as "may," "expect," "anticipate," "estimate," "hopes," "believes," "continue," "intends," "seeks," "contemplates," "suggests," "envisions" or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to: those risks associated with economic conditions generally and the economy in those areas where the Company has or expects to have assets and operations, including, but not restricted to Nevada and eventually other jurisdictions; competitive and other factors affecting the Company's operations, markets, products and services; those risks associated with the funding of the Company and other costs associated with the Company's marketing strategies; those risks associated with the Company's ability to successfully negotiate with certain business owners; those risks relating to estimated contract costs, estimated losses on uncompleted contracts and estimates regarding the percentage of completion of contracts, risks relating to the ability of Company to raise the funds necessary to operate and develop business, and risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic and foreign laws, regulations and taxes; risks related to changes in business strategy or development plans; risks related to any possible future lawsuits against the Company and the associated costs, and risks associated with future profitability. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this quarterly report on Form 10-QSB will, in fact, occur. The Company's actual results may differ materially as a result of certain factors, including those set forth in this Form 10-QSB. Potential investors should consider carefully the previously stated factors, as well as the more detailed information contained elsewhere in this Form 10-QSB, before making a decision to invest in the common stock of the Company.

     The following is a discussion of the financial condition and results of operations of the Company as of the date of this quarterly report. This discussion and analysis should be read in conjunction with the accompanying audited Financial Statements of the Company including the Notes thereto which are included elsewhere in this Form 10-QSB and the notice regarding forward-looking statements.

PLAN OF OPERATION

     The Company proposes to enter the travel business over the Internet.

     No product research or development is considered necessary;
no new equipment or plant is required. The Company expects to employ 15 people as employees over the next twelve (12) months

Revenue
-------

     The Company has received no revenue from operations since inception. However, since the Company is still in the development stage its income and expenses were nominal.

Liquidity
---------

     The Company will have to raise additional capital in the next twelve months from close friends and business associates on a private placement basis pursuant to Rule 505 or 506 dependent upon the advice of counsel. As of December 31, 1999, the Company had nominal working capital and results. In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's common stock and possible future cash flow from operations. Since the Company is in its development stage and has not entered into any contracts, attracted clientele or otherwise engaged in any activity that would generate revenue at this time, the Company does not currently have the revenue necessary to fund future operations of the Company. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements, or alternative financing arrangements, it may be necessary to postpone any acquisitions or the Company's ability to obtain Letters of Credit. The Company, under such circumstances, would resort to using cash flow for internal growth.

     While the Company has raised capital to meet its working capital and financing needs, additional financing is required in order to complete the business plan. The Company is seeking financing, in the form of equity and debt in order to provide working capital. There are no assurances the Company will be successful in raising the funds required.

     The Company has issued shares of its Common Stock from time to time in the past to satisfy certain obligations and expects in the future to also acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of the capital stock of the Company. If operations and cash flow can be improved through these efforts, management believes that the Company's liquidity problems will be resolved and that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations.

     The plan of the Company is to raise more financing as soon as the Company's shares are approved for trading to enable the Company to enter into purchase and supply contracts.

Potential Uncertainties
------------------------

     As the Company expects eventually to sell via e-commerce internationally, and such receivables may be generated in foreign currencies, fluctuations in the value of currencies relative to the United States dollar could adversely affect the Company's profitability.

                 PART II - OTHER INFORMATION

(Items 1, 3 and 5 have been omitted as there is no information to report.)

Item 2.  Changes in Securities

     In June of 2000, subsequent to the change of Company name and the 17 for 1 stock split, the Company sold 70,000 shares of its common stock in a private placement at $.50 per share for a total of $35,000.

     On June 21, 2000, the shareholders approved a 17 for 1 split of the Company's common stock. Holders of the 200,000 shares of stock outstanding were issued shares to bring the total shares outstanding to 3,400,000.

Item 4.  Submission of Matters to a Vote of Securities Holders

     On June 21, 2000, a special meeting of the shareholders was held at Suite 200, 8275 South Eastern Road, Las Vegas, Nevada. The sole matter for discussion and vote was a resolution to approve a 17 for 1 split of the Company's common stock. All shareholders were present by telephone or proxy. The vote was unanimous with 66 shareholders voting in favour of a resolution and 0 shareholders voting against. Accordingly the motion was carried.


Item 6.  Exhibits and Reports on Form 8-K.

Exhibit No.      Description
-----------      -------------------------------------------

27.0             Financial Data Schedule


Reports on Form 8-K
------------------------------------------------------------

     During the quarter ended June 30, 2000, the Company did not file any reports on Form 8-K with the Securities and Exchange
Commission.


                             SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            MYTRAVELGUIDE.COM, INC.
                            (Registrant)

Date: September 7, 2000     By: /s/ ROBIN J. HARVEY
                            --------------------------------
                            Robin J. Harvey
                            Treasurer and duly authorized officer