Form 10QSB
period 2000-03-31
MYTRAVELGUIDE COM INC
filed 2000-09-29
CIK 1111882

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                          FORM 10-QSB


  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                        MARCH 31, 2000



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

                   ( A DEVELOPMENT STAGE COMPANY )

                        FINANCIAL STATEMENTS

                  MARCH 31, 2000, AND MARCH 31, 1999

                       TABLE OF CONTENTS


                                                  Page Number

   INDEPENDENT ACCOUNTANT'S REPORT..................   1

   FINANCIAL STATEMENT

     Balance Sheets.................................   2

     Statements of Operations and Deficit
       Accumulated During the Development Stage.....   3

     Statement of Changes in Stockholders' Equity...   4

     Statements of Cash Flows.......................   5

     Notes to the Financial Statements..............   6

                INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders of MyTravelGuide.com, Inc.
(formerly Diligencia Technologies, Inc.)
Las Vegas, Nevada


     I have audited the accompanying balance sheets of MyTravelGuide.com, Inc. (a development stage company) as of March 31, 2000, and March 31, 1999, and the related statements of operations, cash flows, and changes in stockholders' equity for the period from December 3, 1998, (date of inception) to March 31, 2000. These statements are the responsibility of MyTravelGuide.com, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of MyTravelGuide.com, Inc. as of March 31, 2000, and March 31, 1999, and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998, in conformity with generally accepted accounting principles.


/s/ DAVID COFFEY, CPA
David Coffey, C.P.A.
Las Vegas, Nevada
May 26, 2000

MYTRAVELGUIDE.COM, INC.
(FORMERLY DILIGENCIA TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

                                 Mar. 31, 2000    Mar. 31, 1999
                                ---------------  ---------------

ASSETS

Cash                            $            41  $            71
                                ---------------  ---------------
     Total Assets               $            41  $            71
                                ===============  ===============

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                $         2,400  $           400
                                ---------------  ---------------
     Total Liabilities                    2,400              400

Stockholders' Equity
    Common stock, authorized
    50,000,000 shares at $.001
    par value, issued and
    outstanding 200,000 shares
    and 200,000 shares,
    respectively                            200              200
    Additional paid-in capital            8,900            9,900
    Deficit accumulated during
    the development stage               (11,459)         (10,429)
                                ---------------  ---------------
      Total Stockholders' Equity         (2,359)            (329)


     Total Liabilities and
     Stockholders' Equity       $            41  $            71
                                ===============  ===============


The accompanying notes are an integral part of these financial statements.

MYTRAVELGUIDE.COM, INC.
(FORMERLY DILIGENCIA TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
(With Cumulative Figures From Inception)


                                                              From Inception,
                      Jan. 1, 2000, to   Jan. 1, 1999, to    Dec. 3, 1998, to
                        Mar. 31, 2000     Mar. 31, 1999       Mar. 31, 2000
                      ----------------  -----------------  ------------------

Income                $              0  $               0                   0

Expenses
   Organizational
      expense                        0                  0                 400
   Consulting                        0             10,000              10,000
   Professional fees             1,000                  0               1,000
   Office expenses                   0                 29                  59
                      ----------------  -----------------  ------------------
Total expenses                   1,000             10,029              11,459

Net loss                        (1,000)           (10,029) $          (11,459)
                                                           ==================
Retained earnings,
beginning of period            (10,459)              (400)
                      ----------------  -----------------
Deficit accumulated
during the development
stage                 $        (11,459) $         (10,429)
                      ================  =================

Earnings ( loss ) per
  share assuming
  dilution:
Net loss              $          (0.01) $           (0.08) $            (0.06)
                      ----------------  -----------------  ------------------
Weighted average
shares outstanding             200,000            133,333             181,250
                      ================  =================  ==================



The accompanying notes are an integral part of these financial statements.

MYTRAVELGUIDE.COM, INC.
(FORMERLY DILIGENCIA TECHNOLOGIES, INC.)
( A DEVELOPMENT STAGE COMPANY )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM DECEMBER 3, 1998, (Date of Inception) TO
MARCH 31, 2000
                                            Additional
                          Common Stock       Paid-in
                         Shares    Amount    Capital    Total
                       ---------  --------  ---------  ---------
                                  $         $          $
Balance,
December 3, 1998            ----      ----       ----       ----

Issuance of common
stock for cash
December, 1998           100,000       100          0        100

Less net loss                  0         0          0       (400)
                       ---------  --------  ---------  ---------
Balance,
December 31, 1998        100,000       100          0       (300)

Issuance of common
stock for cash
March, 1999              100,000       100      9,900     10,000

Less offering costs            0         0     (1,000)    (1,000)

Less net loss                  0         0          0    (10,059)
                       ---------  --------  ---------  ---------
Balance,
December 31, 1999        200,000       200      8,900     (1,359)

Less net loss                  0         0          0     (1,000)
                       ---------  --------  ---------  ---------

Balance,
March 31, 2000           200,000  $    200  $   8,900  $  (2,359)
                       =========  ========  =========  =========


The accompanying notes are an integral part of these financial statements

MYTRAVELGUIDE.COM, INC.
(FORMERLY DILIGENCIA TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(With Cumulative Figures From Inception)


                                                              From Inception,
                      Jan. 1, 2000, to   Jan. 1, 1999, to    Dec. 3, 1998, to
                        Mar. 31, 2000     Mar. 31, 1999       Mar. 31, 2000
                      ----------------  -----------------  ------------------

CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net Loss              $         (1,000) $         (10,029) $          (11,459)
Non-cash items
included in net loss                 0                  0                   0
Adjustments to
  reconcile net loss
  to cash used by
  operating activity
    Accounts payable             1,000                  0               2,400
                      ----------------  -----------------  ------------------

  NET CASH PROVIDED BY
  OPERATING ACTIVITIES               0            (10,029)             (9,059)

CASH FLOWS USED BY
INVESTING ACTIVITIES                 0                  0                   0
                      ----------------  -----------------  ------------------

  NET CASH USED BY
  INVESTING ACTIVITIES               0                  0                   0

CASH FLOWS FROM FINANCING
ACTIVITIES
   Sale of common stock              0                100                 200
   Paid-in capital                   0              9,900               9,900
   Less offering costs               0                  0              (1,000)
                      ----------------  -----------------  ------------------

  NET CASH PROVIDED BY
  FINANCING ACTIVITIES               0             10,000               9,100
                      ----------------  -----------------  ------------------
  NET INCREASE IN CASH               0                (29) $               41
                                                           ==================

CASH AT BEGINNING OF
PERIOD                              41                100
                      ----------------  -----------------

  CASH AT END
  OF PERIOD           $             41  $              71
                      ================  =================


The accompanying notes are an integral part of these financial statements.

MYTRAVELGUIDE.COM, INC.
(FORMERLY DILIGENCIA TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2000, AND MARCH 31, 1999

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

                 PART II - OTHER INFORMATION

(Items 1, 2, 3 and 5 have been omitted as there is no information to report.)

Item 4.  Submission of Matters to a Vote of Securities Holders

     On February 25, 2000 a special meeting of the shareholders was held at Suite 200, 8275 South Eastern Road, Las Vegas, Nevada. The sole matter for discussion and vote was a resolution to change the company's name from "Diligencia Technologies, Inc." to "MyTravelGuide.com, Inc.". All shareholders were present by telephone or proxy. The vote was unanimous with 66 shareholders voting in favour of a resolution and 0 shareholders voting against. Accordingly, the motion was carried.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibit No.      Description
-----------      -------------------------------------------

27.0             Financial Data Schedule


Reports on Form 8-K
------------------------------------------------------------

     During the quarter ended March 31, 2000, the Company did not file any reports on Form 8-K with the Securities and Exchange
Commission.


                             SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            MYTRAVELGUIDE.COM, INC.
                            (Registrant)

Date: September 28, 2000    By: /s/ ROBIN J. HARVEY
                            --------------------------------
                            Robin J. Harvey
                            Treasurer and duly authorized officer