Form 10QSB
period 2000-09-30
MYTRAVELGUIDE COM INC
filed 2000-11-17
CIK 1111882

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                          FORM 10-QSB


  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                      SEPTEMBER 30, 2000



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

                   ( A DEVELOPMENT STAGE COMPANY )

                        FINANCIAL STATEMENTS

            SEPTEMBER 30, 2000, AND SEPTEMBER 30, 1999

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


     I have audited the accompanying balance sheets of MyTravelGuide.com, Inc. (a development stage company) as of September 30, 2000, and September 30, 1999, and the related statements of operations, cash flows, and changes in stockholders' equity for the period from December 3, 1998, (date of inception) to September 30, 2000. These statements are the responsibility of MyTravelGuide.com, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of MyTravelGuide.com, Inc. as of September 30, 2000, and September
30, 1999, and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998, in conformity with generally accepted accounting principles.


/s/ DAVID COFFEY, CPA
David Coffey, C.P.A.
Las Vegas, Nevada
November 17, 2000

MYTRAVELGUIDE.COM, INC.
(FORMERLY DILIGENCIA TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

                                 Period ending September 30,
                                --------------------------------
                                     2000             1999
                                ---------------  ---------------

ASSETS

Cash                            $         9,370  $            41
                                ---------------  ---------------
     Total Assets               $         9,370  $            41
                                ===============  ===============

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                $         2,400  $           400
                                ---------------  ---------------
     Total Liabilities                    2,400              400

Stockholders' Equity
    Common stock, authorized
    50,000,000 shares at $.001
    par value, issued and
    outstanding 3,470,000 shares
    and 200,000 shares,
    respectively, after giving
    effect to a 17 for 1 stock
    split on June 21, 2000                3,470              200
    Additional paid-in capital           40,630            9,900
    Deficit accumulated during
    the development stage               (37,130)         (10,459)
                                ---------------  ---------------
      Total Stockholders' Equity          6,970             (359)


     Total Liabilities and
     Stockholders' Equity       $         9,370  $            41
                                ===============  ===============


The accompanying notes are an integral part of these financial statements.

MYTRAVELGUIDE.COM, INC.
(FORMERLY DILIGENCIA TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
(With Cumulative Figures From Inception)


                        Nine months ended September 30,     From Inception,
                      -----------------------------------    Dec. 3, 1998, to
                            2000               1999          Sept. 30, 2000
                      ----------------  -----------------  ------------------

Advertising revenues  $          6,466  $               0               6,466
Interest earned                    241                                    241
                      ----------------  -----------------  ------------------
Total income                     6,707                  0               6,707

Expenses
   Organizational
      expense                        0                  0                 400
   Consulting                        0             10,000              10,000
   Professional fees             5,000                  0               5,000
   Contract labor               28,000                  0              28,000
   Rent                            250                  0                 250
   Office expenses                 128                 59                 187
                      ----------------  -----------------  ------------------
Total expenses                  33,378             10,059              43,837

Net loss                       (26,671)           (10,059) $          (37,130)
                                                           ==================
Retained earnings,
beginning of period            (10,459)              (400)
                      ----------------  -----------------
Deficit accumulated
during the development
stage                 $        (37,130) $         (10,459)
                      ================  =================

Earnings ( loss ) per
  share assuming
  dilution, after
  giving effect to a
  17 for 1 stock split
  on June 21, 2000:
Net loss              $          (0.02) $           (0.06) $            (0.05)
                      ----------------  -----------------  ------------------
Weighted average
shares outstanding           1,653,333            177,778             780,909
                      ================  =================  ==================



The accompanying notes are an integral part of these financial statements.

MYTRAVELGUIDE.COM, INC.
(FORMERLY DILIGENCIA TECHNOLOGIES, INC.)
( A DEVELOPMENT STAGE COMPANY )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM DECEMBER 3, 1998, (Date of Inception) TO
SEPTEMBER 30, 2000
                                            Additional
                          Common Stock       Paid-in
                         Shares    Amount    Capital    Total
                       ---------  --------  ---------  ---------
                                  $         $          $
Balance,
December 3, 1998            ----      ----       ----       ----

Issuance of common
stock for cash
December, 1998           100,000       100          0        100

Less net loss                  0         0          0       (400)
                       ---------  --------  ---------  ---------
Balance,
December 31, 1998        100,000       100          0       (300)

Issuance of common
stock for cash
March, 1999              100,000       100      9,900     10,000

Less offering costs            0         0     (1,000)    (1,000)

Less net loss                  0         0          0    (10,059)
                       ---------  --------  ---------  ---------
Balance,
December 31, 1999        200,000       200      8,900     (1,359)

Stock split 17 shares
for each 1 owned,
June 21, 2000          3,200,000     3,200     (3,200)         0

Issuance of common
stock for cash,
June 27, 2000             70,000        70     34,930     35,000

Less net loss                  0         0          0    (26,671)
                       ---------  --------  ---------  ---------

Balance,
September 30, 2000     3,470,000  $  3,470  $  40,630  $   6,970
                       =========  ========  =========  =========


The accompanying notes are an integral part of these financial statements

MYTRAVELGUIDE.COM, INC.
(FORMERLY DILIGENCIA TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(With Cumulative Figures From Inception)


                        Nine months ended September 30,      From Inception,
                      -----------------------------------   Dec. 3, 1998, to
                            2000               1999         September 30, 2000
                      ----------------  -----------------  ------------------

CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net Loss              $        (26,671) $         (10,059) $          (37,130)
Non-cash items
included in net loss                 0                  0                   0
Adjustments to
  reconcile net loss
  to cash used by
  operating activity
    Accounts payable             1,000                  0               2,400
                      ----------------  -----------------  ------------------

  NET CASH PROVIDED BY
  OPERATING ACTIVITIES         (25,671)           (10,059)            (34,730)

CASH FLOWS USED BY
INVESTING ACTIVITIES                 0                  0                   0
                      ----------------  -----------------  ------------------
  NET CASH USED BY
  INVESTING ACTIVITIES               0                  0                   0

CASH FLOWS FROM FINANCING
ACTIVITIES
   Sale of common stock             70                100                 270
   Paid-in capital              34,930              9,900              44,830
   Less offering costs               0                  0              (1,000)
                      ----------------  -----------------  ------------------
  NET CASH PROVIDED BY
  FINANCING ACTIVITIES          35,000             10,000              44,100
                      ----------------  -----------------  ------------------
  NET INCREASE IN CASH           9,329                (59) $            9,370
                                                           ==================

CASH AT BEGINNING OF
PERIOD                              41                100
                      ----------------  -----------------

  CASH AT END
  OF PERIOD           $          9,370  $              41
                      ================  =================

Supplemental disclosure of effect of 17 for 1 stock split:
 Increase in par value of common stock issued and outstanding         $3,200
 Decrease in value of paid-in capital in excess of par value          (3,200)

The accompanying notes are an integral part of these financial statements.

MYTRAVELGUIDE.COM, INC.
(FORMERLY DILIGENCIA TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, AND SEPTEMBER 30, 1999

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

           In June of 2000, the Company sold 70,000 shares of its common stock in a private placement at $.50 per share for a total of $35,000. The net proceeds were to be used for the marketing of

MYTRAVELGUIDE.COM, INC.
(FORMERLY DILIGENCIA TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, AND SEPTEMBER 30, 1999
(continued)

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

     The Company is evaluating the operation of it's pilot website located at www.mytravelguide.com in order to determine the economic viability of the site. The Company expects to employ 4 to 5 people over the next 12 months.

Revenue
-------

     The Company received modest advertising revenue from operations during the quarter ended September 30, 2000. The Company paid some contract fees relating to the operation of it's website. However, since the Company is still in the development stage, it's income and expenses were nominal.

Liquidity
---------

     The Company will have to raise additional capital in the next twelve months from investors on a private placement basis, depending the advise of council. As of September 30,2000, the Company had nominal working capital and results. In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's common stock and possible future cash flow from operations. Since the Company is in its development stage and has not entered into any contracts, attracted clientele or otherwise engaged in any activity that would generate significant revenue at this time, the Company does not currently have the revenue necessary to fund future operations of the Company. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements, or alternative financing arrangements, it may be necessary to postpone any acquisitions or the Company's ability to obtain Letters of Credit. The Company, under such circumstances, would resort to using cash flow for internal growth.

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

                 PART II - OTHER INFORMATION

(Items 1, 2, 3, 4 and 5 have been omitted as there is no information to report.)


Item 6.  Exhibits and Reports on Form 8-K.

Exhibit No.      Description
-----------      -------------------------------------------

27.0             Financial Data Schedule


Reports on Form 8-K
------------------------------------------------------------

     During the quarter ended September 30, 2000, the Company did not file any reports on Form 8-K with the Securities and Exchange
Commission.


                             SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            MYTRAVELGUIDE.COM, INC.
                            (Registrant)

Date: November 17, 2000     By: /s/ ROBIN J. HARVEY
                            --------------------------------
                            Robin J. Harvey
                            Treasurer and duly authorized officer