Form 10KSB
period 2000-12-31
MYTRAVELGUIDE COM INC
filed 2001-04-17
CIK 1111882

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                     For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________________ to _____________

                       Commission file number 000-30477

                            MYTRAVELGUIDE.COM, INC.
                 (Name of small business issuer in its charter)

                    Nevada                                 88-0421583
 (State or other jurisdiction of incorporation  (I.R.S. Employer Identification
               or organization)                               No.)

     8275 South Eastern Avenue, Suite 200
               Las Vegas, Nevada                             89123
   (Address of principal executive offices)                (Zip Code)

Issuer's telephone number (702) 990-8648

Securities registered under Section 12(b) of the Exchange Act:

                                                 Name of each exchange on which
              Title of each class                          registered
                 none                                         none

Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $10,333.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $2,776,000

The issuer has 3,470,000 shares of common stock currently outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X__

                                     PART I

Item 1. Description of Business.

MyTravelGuide.com, Inc., (the "Issuer" or "Company") was incorporated under the laws of the State of Nevada on December 3, 1998, as Diligencia Technologies, Inc. The Company has no subsidiaries and no affiliated companies. On February 25, 2000, the Board of Directors approved the name change of the Company to MyTravelGuide.com, Inc. The Company is a development stage company, which does not currently have supply contracts and, does not have significant revenues from operations for the last two fiscal years.

The Company intended to go into the internet travel business through a website at www.mytravelguide.com. Due to adverse market conditions in the internet sector, the Company decided to discontinue its internet business activities. In February 2001, the Company entered into an agreement to acquire all of the stock of Sunspots, Inc., a Washington corporation and all of the interest held by Edge Medical, Inc., a Washington corporation, in certain technology. The merger is subject to Sunspots Inc. achieving sales of $500,000 and the Company raising $500,000, both on or before April 30, 2001.

Edge Medical, Inc. and Sunspots, Inc. collectively are a Seattle based manufacturer of medical products (www.sun-spots.com). The two corporations have collectively invested over one million dollars in developing a proprietary consumer product known as "Sunspots". Sunspots are small circular stickers that are applied directly to the skin surface. The patent-pending Sunspots photo-chromic ink indicates when the day's maximum recommended level of sun exposure (adjusted for any sunscreen SPF applied to the sticker) has been reached. They are safe and effective for all ages and when used properly, can greatly reduce the risk of sunburn, one of the leading causes of skin cancer.

Item 2. Description of Property.

The Company's principal executive and administrative offices are located in Nevada at 8275 South Eastern Avenue, Suite 200, Las Vegas Nevada 89123, in which it shares leased premises under a month-to-month agreement with an executive office center. The Company has a second office located at Suite 1601, 543 Granville St., Vancouver, British Columbia, Canada, V6C 1X8, in which it shares leased premises under a month-to-month agreement with a master tenant. The Company intends to stay at these premises until it gets economically viable or until the Company has made other plans or found suitable space. The Company is obligated to pay $1,000 in rent per month for both shared offices. The Company considers these executive and administrative offices to be adequate and suitable for its current needs. The Company does not own or lease any other real estate.

Item 3. Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

Item 4.  Submission  of Matters to a Vote of Security  Holders.

On February 25, 2000 a special meeting of the shareholders was held at Suite 200, 8275 South Eastern Road, Las Vegas, Nevada. The sole matter for discussion and vote was a resolution to change the company's name from "Diligencia Technologies, Inc." to "MyTravelGuide.com, Inc.". All shareholders were present by telephone or proxy. The vote was unanimous with 66 shareholders voting in favor of a resolution and 0 shareholders voting against. Accordingly, the motion was carried.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The Company has obtained a listing on the OTC Bulletin Board, which requires all listed companies to be registered with the SEC under Section 13 or 15(d) of the Securities Exchange Act of 1934 and to be current in its required filings once so registered. The Company's trading symbol is MYTG. The Company's common stock did not start trading until the 4th quarter of 2000. The range of high and low bid prices during the 4th quarter of 2000 was a high of $1.10 and a low of $.30.

In December 1998, the Company issued 100,000 shares of Common Stock at par $0.001 for cash proceeds of $100 in a private transaction. The above issuance of securities was issued in reliance on Section 4(2) of the Securities Act of 1933, which provides an exemption from registration for transactions not involving any public offering.

In March 1999, the Company sold 100,000 shares of Common Stock for proceeds of $10,000 (at $.10 per share) pursuant to an exemption from registration provided by Regulation D, Rule 504 of the Securities Act of 1933.

There are no outstanding options, warrants to purchase, or securities convertible into common equity of the Company outstanding. The Company has not agreed to register any shares of its common stock for any shareholder. There are presently 3,470,000 shares of common stock issued and outstanding.

Stockholders

There are approximately 66 shareholders of record for the Company's common stock.

Dividends

The Company has not paid any dividends to date and does not currently have any plans to pay dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements

This Form 10-KSB contains forward-looking statements. Such statements consist of any statement other than a recitation of historical facts and can be identified by words such as "may," "expect," "anticipate," "estimate," "hopes," "believes," "continue," "intends," "seeks," "contemplates," "suggests," "envisions" or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to: those risks associated with the ability of the Company to raise additional capital or to close on and/or complete it acquisition of one or more other companies; the Company's allocation of its resources as necessary to continue operations; the Company's ability to identify other viable acquisition opportunities or to perform due diligence on other acquisition opportunities; the Company's ability to attract the resources necessary to continue as a going concern; the Company's ability to generate cash flow from revenue or other sources; the Company's ability to use its capital stock as a negotiable instrument for attracting acquisitions, closing on acquisitions, paying expenses or other disbursements, attracting personnel or contractors and other business uses of the Company's capital stock. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this annual report on Form 10-KSB will, in fact, occur. The Company's actual results may differ materially as a result of certain factors, including those set forth in this Form 10-KSB. Potential investors should consider carefully the previously stated factors, as well as the more detailed information contained elsewhere in this Form 10-KSB, before making a decision to invest in the common stock of the Company.

The following is a discussion of the financial condition and results of operations of the Company as of the date of this Form 10-KSB. This discussion and analysis should be read in conjunction with the accompanying audited Financial Statements of the Company including the Notes thereto which are included elsewhere in this Form 10-KSB and the notice regarding forward-looking statements.

Plan of Operation

The Company operated an internet travel website and intended to enter the travel business via the internet during the year 2000. Because of adverse market conditions and decreasing revenue in the internet sector, management determined that the Company would discontinue its internet operations and look for other business opportunities.

On February , 2001 the Company entered into an Agreement to acquire all of the stock of Sunspots, Inc., and all of the interest of Edge Medical, Inc. in the Sunspots technology by issuing 8,800,000 common shares of the Company. The Agreement requires the Sunspots Inc. to achieve sales of $500,000 and the Company to raise $500,000, both prior to April 30, 2001, the closing date for the transaction.

If the Company is able to raise sufficient funds and complete its acquisition of Edge Medical Inc. and Sunspots Inc., it will dedicate 100% of its resources to developing these businesses. If the Company is unable to raise sufficient funds to acquire the stock of Sunspots, Inc. and the technology from Edge Medical, Inc., the Company will be required to investigate other business opportunities, and may be unable to continue as a going concern..

Revenue

Since the Company is still in the development stage its income was limited to $10,333 and expenses limited to $57,703 during the year ended December 31, 2000.

Liquidity

The Company will have to raise additional capital in order to satisfy the liquidity needs of the Company for the following twelve months. The Company will be primarily dependent upon proceeds from the sale of the Company's common stock and possible future cash flow from operations. Since the Company is in its development stage and has not entered into any contracts, or otherwise engaged in any activity that would generate revenue at this time, the Company does not currently have the revenue necessary to fund future operations of the Company. If the Company is unable to obtain adequate funds from the sale of its stock in private placements or alternative financing arrangements, it may be necessary to postpone the Edge Medical Inc and Sunspots Inc. acquisition.

While the Company has raised capital to meet its working capital and financing needs, additional financing is required in order to complete the acquisition and development of Edge Medical Inc. and Sunspots Inc. The Company is seeking financing, in the form of equity and debt in order to provide working capital. There are no assurances the Company will be successful in raising the funds required.

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

Item 7. Financial Statements.



                             MYTRAVELGUIDE.COM, INC.

                    (FORMERLY DILIGENCIA TECHNOLOGIES, INC.)

                         ( A DEVELOPMENT STAGE COMPANY )

                              FINANCIAL STATEMENTS

                    DECEMBER 31, 2000, AND DECEMBER 31, 1999

                                TABLE OF CONTENTS


                                                  Page Number
                                                  -----------

   INDEPENDENT ACCOUNTANT'S REPORT...................  1

   FINANCIAL STATEMENT

     Balance Sheets..................................  2

     Statements of Operations and Deficit
       Accumulated During the Development Stage......  3

     Statement of Changes in Stockholders' Equity....  4

     Statements of Cash Flows........................  5

     Notes to the Financial Statements...............  6-7

                         INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors and Stockholders of MyTravelGuide.com, Inc.
(formerly Diligencia Technologies, Inc.)
Las Vegas, Nevada


     I have audited the accompanying balance sheets of MyTravelGuide.com, Inc. (a development stage company) as of December 31, 2000, and December 31, 1999 and the related statements of operations, cash flows, and changes in stockholders' equity for the years then ended, as well as the cumulative period from December 3, 1998 (date of inception) to December 31, 2000. These statements are the responsibility of MyTravelGuide.com, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of MyTravelGuide.com, Inc. as of December 31, 2000, and December 31, 1999, and the results of operations, cash flows, and changes in stockholders' equity for the years then ended, as well as the cumulative period from December 3, 1998 in conformity with generally accepted accounting principles.


/s/ DAVID E. COFFEY, CPA
David E. Coffey, C.P.A.
Las Vegas, Nevada
March 19, 2001

MYTRAVELGUIDE.COM, INC.
(FORMERLY DILIGENCIA TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

                                                 Year ending December 31,
                                             --------------------------------
                                                  2000             1999
                                             ---------------  ---------------
ASSETS

Cash                                         $         8,803  $            41
                                             ---------------  ---------------
     Total Assets                            $         8,803  $            41
                                             ===============  ===============

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                             $         2,400  $         1,400
Notes payable                                         20,000                0
Interest payable                                         132                0
                                             ---------------  ---------------
     Total Liabilities                                22,532            1,400

Stockholders' Equity
    Common stock, authorized 50,000,000
    shares at $.001 par value, issued and
    outstanding 3,470,000 shares and
    200,000 shares, respectively, after
    giving effect to a 17 for 1 stock
    split on June 21, 2000                             3,470              200
    Additional paid-in capital                        40,630            8,900
    Deficit accumulated during
    the development stage                            (57,829)         (10,459)
                                             ---------------  ---------------
      Total Stockholders' Equity                     (13,729)          (1,359)


     Total Liabilities and
     Stockholders' Equity                    $         8,803  $            41
                                             ===============  ===============


   The accompanying notes are an integral part of these financial statements.

MYTRAVELGUIDE.COM, INC.
(FORMERLY DILIGENCIA TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
(With Cumulative Figures From Inception)

                                                              From Inception,
                             Year ended December 31,         Dec. 3, 1998, to
                            2000               1999            Dec. 31, 2000
                      ----------------  -----------------  ------------------
Advertising revenues  $          9,993  $               0               9,993
Interest earned                    340                                    340
                      ----------------  -----------------  ------------------
Total income                    10,333                  0              10,333

Expenses
   Organizational
      expense                        0                  0                 400
   Internet expenses             1,952                  0               1,952
   Consulting                   13,994             10,000              23,994
   Professional fees             7,250                  0               7,250
   Contract labor               28,000                  0              28,000
   Rent                          1,596                  0               1,596
   Office expenses               3,453                 59               3,512
   Administration                1,326                  0               1,326
   Interest expense                132                  0                 132
                      ----------------  -----------------  ------------------
Total expenses                  57,703             10,059              68,162

Net loss                       (47,370)           (10,059) $          (57,829)
                                                           ==================
Retained earnings,
beginning of period            (10,459)              (400)
                      ----------------  -----------------
Deficit accumulated
during the development
stage                 $        (57,829) $         (10,459)
                      ================  =================

Earnings ( loss ) per
  share, assuming
  dilution, after
  giving effect to a
  17 for 1 stock
  split on
  June 21, 2000:
Net loss              $          (0.02) $           (0.05) $            (0.05)
                      ================  =================  ==================
Weighted average
shares outstanding           2,107,500            183,333           1,103,600
                      ================  =================  ==================



   The accompanying notes are an integral part of these financial statements.

MYTRAVELGUIDE.COM, INC.
(FORMERLY DILIGENCIA TECHNOLOGIES, INC.)
( A DEVELOPMENT STAGE COMPANY )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM DECEMBER 3, 1998, (Date of Inception) TO
DECEMBER 31, 2000


                                            Additional Deficit accumul-   Total
                          Common Stock       Paid-in   ated during the
                         Shares    Amount    Capital   development
                                                       stage
                       ---------  --------  ---------  ---------------    ---------

                                  $         $          $                  $
Balance,
December 3, 1998            ----      ----       ----             ----         ----

Issuance of common
stock for cash
December, 1998           100,000       100          0                0          100

Less net loss                  0         0          0             (400)        (400)
                       ---------  --------  ---------  ---------------    ---------
Balance,
December 31, 1998        100,000       100          0             (400)        (300)

Issuance of common
stock for cash
March, 1999              100,000       100      9,900                0       10,000

Less offering costs            0         0     (1,000)               0       (1,000)

Less net loss                  0         0          0          (10,059)     (10,059)
                       ---------  --------  ---------  ---------------    ---------
Balance,
December 31, 1999        200,000       200      8,900          (10,459)      (1,359)

Stock split 17 shares
for each 1 owned,
June 21, 2000          3,200,000     3,200     (3,200)               0            0

Issuance of common
stock for cash,
June 27, 2000             70,000        70     34,930                0       35,000

Less net loss                  0         0          0          (47,370)     (47,370)
                       ---------  --------  ---------  ---------------    ---------

Balance,
December 31, 2000      3,470,000  $  3,470  $  40,630  $       (57,829)   $ (13,729)
                       =========  ========  =========  ===============    =========


   The accompanying notes are an integral part of these financial statements

MYTRAVELGUIDE.COM, INC.
(FORMERLY DILIGENCIA TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(With Cumulative Figures From Inception)


                                                              From Inception,
                            Year ended December 31,           Dec. 3, 1998, to
                             2000               1999          Dec. 31, 2000
                      ----------------  -----------------  ------------------

CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net Loss              $        (47,370) $         (10,059) $          (57,829)
Non-cash items
included in net loss                 0                  0                   0
Adjustments to
  reconcile net loss
  to cash used by
  operating activity
    Accounts payable             1,000              1,000               2,400
    Notes payable               20,000                  0              20,000
    Interest payable               132                  0                 132
                      ----------------  -----------------  ------------------
  NET CASH PROVIDED BY
  OPERATING ACTIVITIES         (26,238)            (9,059)            (35,297)

CASH FLOWS USED BY
INVESTING ACTIVITIES                 0                  0                   0
                      ----------------  -----------------  ------------------
  NET CASH USED BY
  INVESTING ACTIVITIES               0                  0                   0

CASH FLOWS FROM FINANCING
ACTIVITIES
   Sale of common stock             70                100                 270
   Paid-in capital              34,930              9,900              44,830
   Less offering costs               0             (1,000)             (1,000)
                      ----------------  -----------------  ------------------
  NET CASH PROVIDED BY
  FINANCING ACTIVITIES          35,000              9,000              44,100
                      ----------------  -----------------  ------------------
  NET INCREASE IN CASH           8,762                (59) $            8,803
                                                           ==================
CASH AT BEGINNING OF
PERIOD                              41                100
                      ----------------  -----------------
  CASH AT END
  OF PERIOD           $          8,803  $              41
                      ================  =================
Supplemental disclosure of effect of 17 for 1 stock split:
   Increase in par value of common stock issued and outstanding       $3,200
   Decrease in value of paid-in capital in excess of par value        (3,200)

   The accompanying notes are an integral part of these financial statements.

MYTRAVELGUIDE.COM, INC.
(FORMERLY DILIGENCIA TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2000, AND DECEMBER 31, 1999

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

     In June of 2000, the Company sold 70,000 shares of its common stock in a private placement at $.50 per share for a total of $35,000. The net proceeds were to be used for the marketing of

MYTRAVELGUIDE.COM, INC.
(FORMERLY DILIGENCIA TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2000, AND DECEMBER 31, 1999
(continued)


NOTE D  STOCK OFFERINGS (continued)

     travel-related services using the Internet.

     All of the above shares were issued pursuant to an exemption from registration requirements under Section 4 (2) of the Securities Act.

NOTE E  CHANGE OF COMPANY NAME

     On February 25, 2000, the stockholders approved a change of the name of the Company from "Diligencia Technologies, Inc." to "MyTravelGuide.com, Inc."

NOTE F  STOCK SPLIT

     On June 21, 2000, the stockholders approved a 17 for 1 split of the Company's common stock. Holders of the 200,000 shares of stock outstanding were issued shares to bring the total shares outstanding to 3,400,000.

NOTE G  NOTES PAYABLE

     In December of 2000, the Company borrowed $20,000 on two notes of $10,000 each, unsecured, payable on demand, with 10% interest, compounded semi-annually. The proceeds are to be used for working capital and for the marketing of travel-related services using the Internet.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants or disagreements on accounting and financial disclosure matters. The Company has used the same auditor since inception.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Robin J Harvey is the President, Secretary, Treasurer and sole director of the Company. She joined the Company as a Director and Secretary/Treasurer in March, 2000, and was promoted to the position of President on January 1, 2001. Prior to joining the Company, she worked as a marketing and location manager with Avis for 4 1/2 years, and a marketing manager with Club Med for 5 years.

Ryan Logtenberg was a Director and President of the Company until December 31, 2000. He resigned from this position to pursue private internet business activities. Mr. Logtenberg attended McGill University, Montreal, Quebec until 1996. He was the President of Exploration Net 1996-1997 and Vice President of Development for Information Highway, Inc. 1997-1998. He became President of Otherways Media, Inc. in 1999 before becoming President and Director of MyTravelGuide.com, Inc., in 2000.

Item 10. Executive Compensation.

The current and previous presidents of the Company were compensated as follows:

------------------------------------------------------------------------------
                                        Annual Compensation
------------------------------------------------------------------------------
Name and Principal            Fiscal     Salary     Bonus      Other Annual
 Position                      Year                            Compensation
                                                                (Shares of
                                                               Common Stock)
------------------------------------------------------------------------------

Robin J. Harvey,               2000      $3,000     $0           -0-
President

Ryan Logtenberg, former        2000      $3,000     $0           -0-
President

David Purcell, former          2000      $0         $0           -0-
President                      1999      $0         $0           -0-
                               1998      $0         $0           -0-

-----------------------------------------------------------------------------

No other executive compensation in any form was paid since inception.

Pursuant to a Management Agreement dated January 1, 2001, Robin J. Harvey is paid $2,500 per month to manage the Company's affairs for a one-year term ending December 31, 2001. Additional executive compensation may be added depending on the Company's level of business activity and working capital.

Item 11. Security

Ownership of Certain Beneficial Owners and Management. As of the date of this filing the Company's officers and directors did not own any securities or the right to acquire any securities of the Company. Further, as of the date of this filing management of the Company is not aware of any person or group who owns 5% or more of the securities of the Company.

Item 12. Certain Relationships and Related Transactions.

There have been no material transactions in the past two years or proposed transactions to which the Company has been or is proposed to be a party in which any officer, director, nominee for officer or director, or security holder of more than 5% of the Company's outstanding securities is involved.

The Company has no promoters other than its one officer. There have been no transactions that have benefited or will benefit its officers or directors either directly or indirectly.

Item 13. Exhibits and Reports on Form 8-K.


Exhibit No.             Description
-----------             -----------

23.0                    Consent of Accountant

Reports on Form 8-K

During the year ended December 31, 2000, the Company did not file any reports on Form 8-K with the Securities and Exchange Commission.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MYTRAVELGUIDE.COM, INC.
                                    (Registrant)

                                    By  /s/ ROBIN J. HARVEY
                                      -------------------------------
                                        Robin J. Harvey, President
                                        and duly authorized executive
                                        officer

                                    Date: April 12, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature              Title                            Date
---------              -----                            ----

/s/ ROBIN J. HARVEY    President, Secretary,            April 12, 2001
Robin J. Harvey        Treasurer, Director and
                       duly authorized executive
                       officer