Form 10QSB
period 2001-06-30
MYTRAVELGUIDE COM INC
filed 2001-08-16
CIK 1111882

Form 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[ x ]    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2001.

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File No.:    000-30477

MyTravelGuide.com, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	88-0421215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Identification No.)

8275 South Eastern Avenue

Las Vegas, Nevada 89123

(Address of principal executive offices)

(702) 990-8800

(Issuer's telephone number)

Check whether the issuer"

(1)    filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2)    has been subject to such filing requirements for the past 90 days.        Yes    X        No    _____

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:    3,527,000 Shares common stock issued and outstanding as of June 30, 2001.

Transitional Small Business Disclosure Format (check one)    Yes _____    No      X

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

Included herewith are the unaudited financials statements for the period ended June 30, 2001, including:

    Balance Sheets

    Statements of Operations and Deficit

    Statement of Changes in Stockholders' Equity

    Statements of Cash Flows

UNAUDITED FINANCIAL STATEMENTS

MYTRAVELGUIDE.COM, INC.

(FORMERLY DILIGENCIA TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

JUNE 30, 2001 AND JUNE 30, 2000

TABLE OF CONTENTS

Page Number
INDEPENDENT ACCOUNTANT'S REPORT.....................................................	1
FINANCIAL STATEMENTS
Balance Sheets....................................................................................	2
Statement of Operations and Deficit
Accumulated During the Development Stage....................................	3
Statement of Changes in Stockholders' Equity......................................	4
Statements of Cash Flows...................................................................	5
Notes to Financial Statements.............................................................	6-8

David E. Coffey	3651 Lindell Road, Suite I, Las Vegas, NV 89103
Certified Public Accountant	Phone (702) 871-3979 FAX (702) 871-6769

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders

of MyTravelGuide.com, Inc.

Las Vegas, Nevada

    I have reviewed the accompanying financial statements of MyTravelGuide.com, Inc. for the six month periods ended June 30, 2001 and June 30 2000 and for the period from December 3, 1998 (date of inception) to June 30, 2001.  These financial statements are the responsibility of MyTravelGuide.com, Inc.'s management.

    I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim financial consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, no such opinion is expressed.

    Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles established by the American Institute of Certified Public Accountants.

David E. Coffey, C.P.A.

Las Vegas, Nevada

August 6, 2001

MYTRAVELGUIDE.COM, INC.

(FORMERLY DILIGENCIA TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	June 30, 2001	June 30, 2000
ASSETS
Cash	$1,470	$35,041
Prepaid expenses	16,124	0
Deposits	520	0
Total Assets	$18,114	$35,041
LIABILITIES & STOCKHOLDERS' EQUITY
Accounts payable	$20,829	$2,400
Notes payable	56,000	0
Interest payable	1,877	0
Total Liabilities	78,706	2,400
Stockholders' Equity
Common stock, authorized 50,000,000
shares at $.001 par value, issued and
outstanding 3,527,000 shares and 3,470,000
shares, respectively, after giving effect to
a 17 for 1 stock split on June 21, 2000	3,527	3,470
Additional paid-in capital	87,973	40,630
Deficit accumulated during the
development stage	(152,092)	(11,459)
Total Stockholders' Equity	(60,592)	32,641

Total Liabilities and Stockholders' Equity	$18,114	$35,041
The accompanying notes are an integral part of these financial statements.
-2-

MYTRAVELGUIDE.COM, INC.

(FORMERLY DILIGENCIA TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING THE DEVELOPMENT STAGE

(With Cumulative Figures From Inception)

	Six months ending June 30,		From Inception,
	----------------------------------------------------		Dec. 3, 1998, to
	2001	2000	June 30, 2001
Advertising revenues	$764	$0	10,757
Interest earned	32		372
Total income	796	0	11,129
Expenses
Organizational expense	0	0	400
Advertising	5,420	0	5,420
Internet expenses	3,061	0	5,013
Licenses & fees	77	0	77
Consulting	19,816	0	43,810
Professional fees	35,763	1,000	43,013
Contract labor	1,632	0	29,632
Outside services	3,547	0	3,547
Rent	3,957	0	5,553
Office expenses	1,983	0	5,496
Travel	1,500		1,500
Meals and entertainment	251		251
Repairs & maintenance	113	0	113
Administration	16,193	0	17,519
Interest expense	1,746	0	1,877
Total expenses	95,059	1,000	163,221

Net loss	(94,263)	(1,000)	$(152,092)
Retained earnings,
beginning of period	(57,829)	(10,459)
Deficit accumulated during
the development stage	$(152,092)	$(11,459)
Earnings ( loss ) per share, assuming
dilution, after giving effect to a 17 for 1
stock split June 21, 2000:
Net loss	$(0.03)	$0.00	$(0.10)
Weighted average shares outstanding	3,496,500	745,000	1,566,742
The accompanying notes are an integral part of these financial statements.
	- 3 -

MYTRAVELGUIDE.COM, INC.

(FORMERLY DILIGENCIA TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FROM DECEMBER 3, 1998 (Date of Inception) TO JUNE 30, 2001

	Common Stock				Additional		Deficit accumul-		Total
	Shares		Amount		Paid-in		ated during the
					Capital		development
							stage
		$		$		$		$
Balance, December 3, 1998	----		----		----		----		----

Issuance of common stock for cash,
December 31, 1998	100,000		100		0		0		100
Less net loss	0		0		0		(400)		(400)
Balance, December 31, 1998	100,000		100		0		(400)		(300)

Issuance of common stock for cash,
March 23, 1999	100,000		100		9,900		0		10,000
Less offering costs	0		0		(1,000)		0		(1,000)
Less net loss	0		0		0		(10,059)		(10,059)
Balance, December 31, 1999	200,000		200		8,900		(10,459)		(1,359)

Stock split 17 shares for each 1 owned,
June 21, 2000	3,200,000		3,200		(3,200)		0		0
Issuance of common stock for cash,
June 27, 2000	70,000		70		34,930		0		35,000
Less net loss	0		0		0		(47,370)		(47,370)
Balance, December 31, 2000	3,470,000		3,470		40,630		(57,829)		(13,729)

Issuance of common stock for services,
April 1, 2001	45,000		45		44,955		0		45,000
Issuance of common stock for debt payment,
May 7, 2001	12,000		12		2,388		0		2,400
Less net loss	0		0		0		(94,260)		(94,263)
Balance, June 30, 2001	3,527,000		$3,527		$87,973		$(152,089)		$(60,592)
The accompanying notes are an integral part of these financial statements.
			- 4 -

MYTRAVELGUIDE.COM, INC.

(FORMERLY DILIGENCIA TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(With Cumulative Figures From Inception)

	------------------------------------------------------		Dec. 3, 1998, to
	2001	2000	June 30, 2001
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Loss	$(94,263)	$(1,000)	$(152,092)
Non-cash items included in net loss
Issuance of stock for services and debt reduction	47,400	0	47,400
Adjustments to reconcile net loss to
cash used by operating activity
Increase in prepaid expenses	(16,124)		(16,124)
Deposits	(520)	0	(520)
Accounts payable increase	18,429	1,000	20,829
Notes payable increase	36,000	0	56,000
Interest payable increase	1,745	0	1,877
NET CASH PROVIDED BY OPERATING ACTIVITIES	(7,333)	0	(42,630)

CASH FLOWS USED BY INVESTING ACTIVITIES	0	0	0
NET CASH USED BY INVESTING ACTIVITIES	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	0	70	3,470
Paid-in capital	0	34,930	41,630
Less offering costs	0	0	(1,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	0	35,000	44,100
NET INCREASE IN CASH	(7,333)	35,000	$1,470
CASH AT BEGINNING OF PERIOD	8,803	41
CASH AT END OF PERIOD	$1,470	$35,041
Supplemental disclosure of effect of 17 for 1 stock split:
Increase in par value of common stock issued and outstanding			$3,200
Decrease in value of paid-in capital in excess of par value			(3,200)
Supplemental disclosure of additions to common stock and paid-in capital for non-cash transactions:
Common stock issued for services and debt reduction			57
Paid-in capital (excess of services and debt value over par value of stock)			47,343
Increase in equity from non-cash transactions			$47,400
The accompanying notes are an integral part of these financial statements.
	- 5 -

MYTRAVELGUIDE.COM, INC.

(FORMERLY DILIGENCIA TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2001 AND JUNE 30, 2000

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

NOTE D    STOCK OFFERINGS

On March 23, 1999 the Company completed the sale of 100,000 shares of its common stock at $.10 per share for $10,000.  The proceeds were to be used for Internet web page design and Internet consulting research.

On June 27, 2000 the Company sold 70,000 shares of its common stock in a private placement at $.50 per share for a total of $35,000.  The  net proceeds were to be used for the marketing of

MYTRAVELGUIDE.COM, INC.

(FORMERLY DILIGENCIA TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2001 AND JUNE 30, 2000

(continued)

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

NOTE F    STOCK SPLIT

On June 21, 2000, the stockholders approved a 17 for 1 split of the Company's common stock.  3277: Holders of the 200,000 shares of stock outstanding were issued shares to bring the total shares outstanding to 3,400,000.

NOTE G    NOTES PAYABLE

The Company has borrowed money on individual unsecured notes, payable on demand, with interest rates of 10% compounded semi-annually, as follows:

December 1, 2000:	$10,000
December 13, 2000:	10,000
February 14, 2001:	3,500
March 20, 2001:	5,000
March 21, 2001:	5,000
April 3, 2001:	10,000
May 11, 2001:	5,000
June 22, 2001:	7,500
Total	$56,000

The proceeds were used for working capital and for the marketing of travel-related services using the Internet.

MYTRAVELGUIDE.COM, INC.

(FORMERLY DILIGENCIA TECHNOLOGIES, INC.)

( A DEVELOPMENT STAGE COMPANY )

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2001 AND JUNE 30, 2000

(continued)

NOTE H    EXCHANGE OF STOCK FOR FUTURE SERVICES AND DEBT REDUCTION

On March 29, 2001 the Company approved the issuance of 30,000 shares of its common stock in exchange for future legal services valued at $1.00 per share for a total of $30,000.  Also on March 29, 2001 the Company approved the issuance of 15,000 shares of its common stock at $1.00 per share for $15,000 compensation of an independent contractor who had provided computer services.  On May 7, 2001 the Company approved the issuance of 12,000 shares of its common stock at $.20 per share to satisfy $2,400 of current debt.

NOTE I    SUBSEQUENT EVENTS

On August 8, 2001 the stockholders approved amendments to the Articles of Incorporation as follows:

     a.  The Company name will be changed from "MyTravelGuide.com, Inc."  to "Prime Holdings and           Investments, Inc.";

     b.  The number of authorized shares of common stock will be increased from 50,000,000 shares to           500,000,000 shares; and

     c.  The number of shares of preferred stock will be increased from 0 to 100,000,000 shares.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

The information required by this Item is included in Item 1 above.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYTRAVELGUIDE.COM, INC.

/s/ Robin J. Harvey

Robin J. Harvey

President and Duly Authorized Officer