Form 10QSB
period 2001-09-30
PRIME HOLDINGS &  INVESTMENTS  INC
filed 2001-11-20
CIK 1111882

Form 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        for the period ended September 30, 2001

[  ]    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        for the transition period from _____ to _____

Commission File NO:    000-30477

PRIME HOLDINGS AND INVESTMENTS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	88-0421215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Identification No.)

8275 South Eastern Avenue

Las Vegas, Nevada 89123

(Address of principal executive offices)

(702) 990-8800

(Issuer's telephone number)

Check whether the issuer:

(1)    filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2)    has been subject to such filing requirements for the past 90 days.        Yes   X      No _____

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:    6,474,000 shares common stock issued and outstanding as of June 30, 2001.

Transitional Small Business Disclosure Format (check one)    Yes _____    No   X

PART I - FINANCIAL INFORMATION

PRIME HOLDINGS AND INVESTMENTS, INC.

(FORMERLY MYTRAVELGUIDE.COM, INC. WHICH

WAS FORMERLY DILIGENCIA TECHNOLOGIES, INC.)

Interim Consolidated Financial Statements

(Unaudited)

September 30, 2001

(U.S. DOLLARS IN THOUSANDS)

PRIME HOLDINGS AND INVESTMENTS, INC.                                                                                CONTENTS

(FORMERLY MYTRAVELGUIDE.COM, INC. WHICH

WAS FORMERLY DILIGENCIA TECHNOLOGIES, INC.)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

(U.S. DOLLARS IN THOUSAND)

INDEPENDENT ACCOUNTANTS' REPORT
INTERIM CONSOLIDATED STATEMENT OF EARNINGS	STATEMENT 1
INTERIM CONSOLIDATED STATEMENT OF DEFICIT	STATEMENT 2
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS	STATEMENT 3
INTERIM CONSOLIDATED BALANCE SHEET	STATEMENT 4
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

EVANCIC PERRAULT ROBERTSON

CERTIFIED GENERAL ACCOUNTANTS

INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholders

Prime Holdings and Investments, Inc.

(Formerly Mytravelguide.com, Inc., which was formerly Diligencia Technologies, Inc.)

We have reviewed the accompanying consolidated balance sheet of Prime Holdings and Investments, Inc. (Formerly Mytravelguide.com, Inc. which was formerly Diligencia Technologies, Inc.) as at September 30, 2001 and the interim consolidated statements of earnings, deficit and cash flows for the nine month period ended September 30, 2001.  These interim consolidated financial statements are the responsibility of Prime Holdings and Investments, Inc.'s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim consolidated financial statements consists principally of applying analytical procedures to financial date and making inquires of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.   Accordingly, no such opinion is expressed.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with generally accepted accounting principals established by the American Institute of Certified Public Accountants.

CERTIFIED GENERAL ACCOUNTANTS

North Vancouver, B.C.

November 16, 2001

102-1975 Longsdale Avenue, North Vancouver, BC V7M 2K3

Telephone (604) 987-8101 Fax (604) 987-1794

Email:  eprnv@istar.ca    Website:  epr.ca

Offices Across Canada, Affiliations Worldwide

PRIME HOLDINGS AND INVESTMENTS, INC.                                                                                STATEMENT

(FORMERLY MYTRAVELGUIDE.COM, INC. WHICH

WAS FORMERLY DILIGENCIA TECHNOLOGIES, INC.)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2001

(Unaudited - See Independent Accountants' Report)

(U.S. dollars in thousands)

	2001	2000
Revenue	$ 265	$ 6

Operating expenses
Administrative fees	24	--
Advertising and promotion	6	--
Amortization	4	--
Bank charges and interest	4	--
Consulting	20	--
Contract completion costs	95	--
Finished goods inventories	2	--
Internet expense	3	--
Office	2	--
Other operating expenses	4	--
Outside service	68	--
Professional fees	90	5
Purchases	41	--
Rent	15	--
Salaries and benefits	28	--
Subcontracts	2	28
Telephone	2	--
Travel	2	--
	412	33
	(147)	(27)
Other income (expense)
Interest income	1	--
Other revenues	12	--
	13	--
Loss before minority interest and income taxes	(134)	(27)
Minority interest	10	--
Income taxes	15	--
Net loss for the period	$ (15))	$ (27)
Weighted average common shares outstanding	6,474	3,426
Earnings (loss) per share	$ (0.025)	$ (0.008)

PRIME HOLDINGS AND INVESTMENTS, INC.                                                                                STATEMENT

(FORMERLY MYTRAVELGUIDE.COM, INC. WHICH

WAS FORMERLY DILIGENCIA TECHNOLOGIES, INC.)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2001

(Unaudited - See Independent Accountants' Report)

(U.S. dollars in thousands)

	2001	2000

Deficit, beginning of period	$ (58)	$ (11)
Net loss for the period	(159)	(27)
Deficit, end of period	$ (217)	$ (38)

PRIME HOLDINGS AND INVESTMENTS, INC.                                                                                STATEMENT

(FORMERLY MYTRAVELGUIDE.COM, INC. WHICH

WAS FORMERLY DILIGENCIA TECHNOLOGIES, INC.)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2001

(Unaudited - See Independent Accountants' Report)

(U.S. dollars in thousands)

	2001	2000
Cash flows from operating activities
Loss from operating activities	$ (159)	$ (27)
Items not requiring an outlay of funds
Amortization	4	--
Minority interest	10	--
Issuance of stock for services and debt reduction	47	--
	(98)	(27)
Changes in no-cash working capital
Accounts payable and accrued liabilities	27	1
Note payable	(18)	--
Corporate taxes payable	15	--
	(74)	(26)

Cash flows from financing activities:
Issuance of share capital	--	35
Cash flows from investing activities
Acquisition of cash from purchase of subsidiary	1,402	--
Increase in cash	1,328	9
Cash, beginning of period	9	--
Cash, end of period	$ 1,337	$ 9
Non-cash financing and investing activities
Purchase of subsidiary	$ (22,500)	$ --
Issuance of shares	22,500	--
	$ --	$ --
Supplemental Disclosures
Interest paid	$ 4	$ --
Income taxes paid	--	--

PRIME HOLDINGS AND INVESTMENTS, INC.                                                                                STATEMENT

(FORMERLY MYTRAVELGUIDE.COM, INC. WHICH

WAS FORMERLY DILIGENCIA TECHNOLOGIES, INC.)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2001

(Unaudited - See Independent Accountants' Report)

(U.S. dollars in thousands)

	2001	2000
Assets
Current
Cash	$ 1,337	$ 9
Short-term investments	18	--
Accounts receivable, net of allowance for doubtful accounts $54	6,330	--
Inventory - note 2	1,203	--
Prepaid expenses	23	--
	8,911	9
Long-term trade accounts receivable	891	--
Property, plant and equipment - note 3	1,804	--
Investments - note 4	14,481	--
Other investments - note 4	146	--
Goodwill - note 5	5,659	--
Other intangible assets - note 6	41	--
	$ 31,933	$ 9
LIABILITIES AND SHAREHOLDERS' EQUITY
Current:
Demand loan - note 7	$ 2,710	$ --
Accounts payable and accrued liabilities	2,986	3
Net construction work in progress - note 8	1,983	--
Corporate taxes payable	622	--
Current portion of long term debt - note 9	170	--
	8,471	3
Other trade payables	171	--
Reserve for employee termination indemnities	257	--
Minority interest	643	--
	9,542	3
Shareholders' equity
Share capital - note -10	9	4
Additional paid-in capital	22,583	40
Other reserves	16	--
Deficit	(217)	(38)
	22,391	6
	$ 31,933	$ 9
Contingent liabilities/commitments - note 12

On behalf of the Board

_________________________________Director _________________________________Director

The company was incorporated on December 3, 1998, under the laws of the State of Nevada.  On August 8, 2001, the Company changed its name to Prime Holdings and Investments, Inc. and acquired 100% of the shares of SITI S.p.A. Societa Italiana Telecommunicazioni Integrate, an Italian corporation.  The Company's principal activities are telecommunications and construction contract.

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company are in accordance with generally accepted accounting principles established by the American Institute of Certified Public Accountants applied on a basis consistent with that of the preceding year.

Basis of consolidation

The financial statements of entities, which are controlled by the Company, referred to as subsidiaries, are consolidated.  Entities which are not controlled but over which the Company has the ability to exercise significant influence, referred to as associated companies, are accounted for using the equity method.  Investments in entities that the Company does not control or over which it does not exercise significant influence are accounted for using the cost method.

The Company accounts for business acquisitions under the purchase method, and accordingly, the operating results for the S.I.T.I. Group is included in the Consolidated Statements of Earnings from the date of acquisition.

Goodwill has been determined on the basis of the difference between the purchase price paid and the underlying value of the assets and liabilities acquired (assumed to be in line with their fair market value).

Marketable securities

Publicly traded securities deemed available-for-sale by the company are measured at fair value.  Gains and losses on available-for-sale securities are presented separately in the shareholders' equity section.

Use of Estimates

The preparation of the Company's interim consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable are shown net of allowance for doubtful accounts.

Inventory

Inventory is recorded at the lower of cost and net realizable value.  Cost is established on a LIFO basis.  No reserve for obsolete and slow-moving inventories is deemed necessary.

Property, plant and equipment

Property, plant and equipment are recorded at cost.  Amortization is provided annually on a straight-line basis at rates calculated to write-off the assets over their estimated useful lives as follows except in the year of acquisition when one half of the rate is used.

Buildings	3%
Plant and machinery	15.50%
Other equipment	25%
Other plant and equipment	12% - 25%

Intangible Assets

Intangible assets are stated at cost, reduced on a straight-line basis to their net book value through provision for amortization provided at the following annual rates:

Licenses, trade-marks and similar rights	20%
Patents and intellectual property rights	33%
Purchased goodwill	10%
Others	20%

Additions during the year are amortized at the above rates.

Goodwill arising on consolidation is not amortized, whereas the goodwill arising on the acquisition of a business by S.I.T.I. S.p.A. is amortized over 10 years.

Revenue recognition

Telecommunication products and services:

Revenue is recorded net of trade discounts and allowances upon shipment of products or rendering of services and when all significant contractual obligations have been satisfied and collection is reasonably assured.

Construction activities:

Construction contracts range up to 8 years in length and revenues are recognized using the percentage-of-completion method.  Percentage of completion is calculated using the cost-to-cost method.

Income taxes

National corporate taxes (IRPEG) in Italy are levied on book income adjusted for disallowable expenses at the rate of 36% (37% in 2000).

In addition, a regional tax on value produced (IRAP) is levied at the rate of 4.25%.  In accordance with the principles established by the Italian accounting profession, this tax is classified with income taxes, even though certain significant costs and expenses (e.g. personnel costs and interest expense) are not deductible in the determination of the related IRAP tax liability.

Reserve for Employee Termination Indemnities

Provision has been made, under Italian law and labor regulations, for termination indemnities to employees upon termination of employment.

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

Translation of foreign currencies

The functional currency of the Company is the United States dollar.  The financial statements of the Company's operations whose functional currency is other than the United States dollar are translated from such functional currency to United States dollars using the current rate method.  Under the current rate method, assets and liabilities are translated at the exchange rates in effect at the balance sheet date.  Revenues and expenses, including gains and losses on foreign exchange transactions, are translated at average rates for the period.  Where the current rate method is used, the unrealized translation gains will be accumulated under the shareholders' equity section.

2.    INVENTORY

	2001	2000
Raw materials	$ 1,106	$ --
Work-in-progress	97	--
	$ 1,203	$ --

3.    PROPERTY, PLANT AND EQUIPMENT

			2001	2000
	Cost	Accumulated Amortization	Net Book Value	Net Book Value
Land and buildings	$ 1,116	$ --	$ 1,116	$ --
Other plant and equipment	65	--	65	--
Other equipment	17	--	17	--
Plant and machinery	395	4	391	--
Fixed assets construction in progress	215	--	215	--
	$ 1,808	$ 4	$ 1,804	$ --

4.    INVESTMENTS AND OTHER INVESTMENTS

	2001	2000
Investments in enterprises
Artel S.r.I. and Other	$ 14,000	$ --
Consortium Tecnos	533	--
Due from subsidiary	102	--
Less - outstanding liabilities	(154)	--
Due from unconsolidated subsidiaries	--	--
Total	$ 14,481	$ --

    Other investments

    Other investments are represented by fixed interest securities

5.    GOODWILL

	2001	2000
Goodwill arising on consolidation	$ 19,671	$ --
Purchased goodwill on acquisition of business	19	--
Total	$ 19,690	$ --

6.    OTHER INTANGIBLE ASSETS

			2001	2000
	Cost	Accumulated Amortization	Net Book Value	Net Book Value
Intangibles in process and advances	$ 9	$ --	$ 9	$ --
Patents and intellectual property rights	6	--	6	--
Licenses, trade-marks and similar rights	23	--	23	--
Other intangible assets	3	--	3	--
	$ 41	$ --	$ 41	$ --

7.    DEMAND LOAN

Group companies have credit lines available to the extent of US $2.7 million at September 03, 2001.

8.    NET CONSTRUCTION WORK IN PROGRESS

	2001	2000
Construction work in progress	$ 76,192	$ --
Less: advances received against construction in progress	76,491	--
reserve for contract completion costs	1,714	-0
	$ (1,983)	$ --

A reserve for contractual completion costs amounting to US $1,714 has been provided.  No significant additional costs are expected to be incurred on the contracts.

9.    LONG-TERM DEBT

	2001	2000
4.675% Notes due June 30, 2002	$ 76	$ --
18% Debentures due June 30, 2002	94	--
	170	--
Less current portion	170	--
	$ --	$ --

10.    SHARE CAPITAL

Authorized:  500,000,000 common shares with par value of $0.0001

                  100,000,000 preferred shares with par value of $0.001

	Common Shares	Amounts	Additional paid-in capital
Balance, December 31, 2000	3,470	$ 4	$ 41
Issuance of common shares for service
April 1, 2001	45	--	45
Issuance of common shares for debt payment
May 7, 2001	12	--	2
Issuance of common shares for business acquisition
September 13, 2001	45,000	5	22,495
	48,527	$ 9	$ 22,583

11.    Acquisition

On September 13, 2001, the Company acquired 100% of the outstanding shares of S.I.T.I. S.p.A. Soceita Italiana Telecommunicazioni (S.I.T.I. S.p.A.).  S.I.T.I. S.p.A. and its subsidiaries form S.I.T.I. Group as a result of a series of acquisitions made in 2000 and 2001 in the telecommunications and construction industries.

The S.I.T.I. Group comprises the following companies:

Name of Company	Shareholder	Percentage held	Date acquired	Accounting treatment	Principal Activity
S.I.T.I. S.p.A.	Pergarex S.A.	Holding
Datico S.p.A.	S.I.T.I. S.p.A.	51%	January 2000	Consolidated	Telecom.
S.C.A. S.r.l.	S.I.T.A. S.p.A.	40%	July 2000	Consolidated	Telephone Equipment
Consorzio "Tecnos"	S.I.T.A. S.p.A.	20%	2000	Equity	Construction
Datico Services S.p.A.	Datico S.p.A.	100%	October 2000	Consolidated	Telecom.
KELTI S.r.l.	S.I.T.I. S.p.A.	51%	November 2000	Consolidated	Telecom.
Impresa Mondelli S.r.l.	Datico S.p.A.	93%	June 2001	Consolidated	Construction

The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company with the SITI Group for the nine month period ended September 30, 2001 and 2000 as if the acquisitions took place at the beginning of the period presented.

	2001	2000
Assets
Current Assets	$ 7,130	$ 3,511
Long-term assets	27,454	2,571
	34,594	6,082
Liabilities and shareholders' equity
Current liabilities	6,318	1,617
Long-term liabilities	698	253
	7,016	1,870
Minority interest	643	473
Shareholders' equity	26,925	3,739
	$ 34,584	$ 6,802

Pro-form Interim Consolidated Income Statement

	2001	2000
Revenues	$ 4,769	$ 1,637
Operating costs and expenses	4,547	1,716
Operating profit (loss)	222	(79)
Other income (expense)	165	(44)
Earnings (loss) before taxes	387	(123)
Income taxes	(262)	(5)
Minority interest	(180)	(2)
Net earnings (loss) for the period	$ (55)	$ (130)
Weighted average common shares outstanding	48,506	48,426
Earnings (loss) per share	$ (0.001)	$ (0.003)

12.    COMMITMENTS AND CONTINGENCIES

   Group companies have provided guarantees to third parties relating to construction activities approximating US $11 million and has received guarantees approximating US $4 million.  These relate to construction projects substantially completed in prior years and will be terminated once final completion of the related projects has been authorized.

13.    SEGMENTED INFORMATION

Telecommunications

The telecommunication segment supplies and installs telecommunication equipment in Italy under contractual agreements with major telecommunication equipment suppliers.

Construction

The construction segment contracts to build major highway projects in Italy under long-term contracts ranging up to 8 years in length.

Below are the sales and operating profit by segment for the nine months ended September 30, 2001 and a reconciliation of segment operating profit to earnings before income taxes.

	Construction	Telecommunication	Others	Total
Revenues	$ 165	$ 100	$ --	$ 265
Operating expenses	150	97	165	412
Operating income (loss)	15	3	(165)	(147)
Other income (expenses)	5	8	--	13
Earnings (loss) before income
taxes and minority interest	$ 20	$ 11	$ (165)	$ (134)

14.    SUBSEQUENT EVENTS

Subsequent to year-end, the acquisition of 51% investment in Artel S.r.l, a company operating in the sales of works of art via Internet, and in other enterprises have been finalized.  The cost of these investments has been included in the consolidated financial statements under the account of "Investments".

Item 2.  Management's Discussion and Analysis or Plan of Operation

The information required by this Item is included in Item 1 above.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company had no legal proceeding in which it was involved during the period for which this filing applies.

Item 2.  Changes in Securities and Use of Proceeds

The Company acquired 100% of the issued and outstanding shares of S.I.T.I. S.p.A. (Societa Italiana di Telecommunicazioni Integrat), an Italian corporation, in exchange for 45,000,000 shares of the Company's common stock.  Determination of the purchase price was based upon current market for the shares of each company.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

On September 13, 2001, a Share Purchase Agreement (the "Agreement") was entered into between the Company and S.I.T.I. S.p.A. (Societa Italiana di Telecomunicazioni Integrate), an Italian corporation ("S.I.T.I."). Under the terms of the Agreement, one hundred percent (100%) of the issued and outstanding shares of S.I.T.I. were purchased by the Company. In consideration for the S.I.T.I. shares, the Company issued 45,000,000 shares of its common stock to the following S.I.T.I. shareholders:

Shareholder Name and Address	No. of Prime Shares
Pergarex SA, Via alla Campagna no.6, 6901 Lugano, Switzerland	19,800,000
Rossi Luca, Via Castello 50, Genivolta, Italy	2,310,000
Rossi Carlos, Via Castello 50, Genivolta, Italy	2,310,000
Rossi Paolo, Via Castello 50, Genivolta, Italy	1,980,000
Sommariva Domenico, Corso Plebisciti 1, Milano, Italy	5,821,200
Goggia Iolanda, Corso Plebisciti 1, Milano, Italy	778,800
Pergarex SA, Via alla Campagna no.6, 6901 Lugano, Switzerland	12,000,000

The S.I.T.I. shareholders now hold 89% of the issued and outstanding shares of the Company.

Under the terms of the Agreement, S.I.T.I. has agreed not to cause or consent, either directly or indirectly through its principal shareholders, directors or officers, to any alteration in the share capitalization of Prime that would give effect to a reverse split or consolidation or in some similar manner change the equity of the Company's shareholders existing on the Closing Date, for a minimum period of twelve months after the Closing Date.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIME HOLDINGS AND INVESTMENTS, INC.

/s/ Giovanni Iachelli

Giovanni Iachelli

President and Duly Authorized Officer