Form 10QSB/A
period 2001-09-30
PRIME HOLDINGS &  INVESTMENTS  INC
filed 2001-12-31
CIK 1111882

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:    3,496,500 shares common stock issued and outstanding as of September 30, 2001.

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

9.    LONG-TERM DEBT

	2001	2000
4.675% Notes due June 30, 2002	$ 76	$ --
18% Debentures due June 30, 2002	94	--
	170	--
Less current portion	170	--
	$ --	$ --

10.    SHARE CAPITAL

Authorized:  500,000,000 common shares with par value of $0.0001

                  100,000,000 preferred shares with par value of $0.001

	Common Shares	Amounts	Additional paid-in capital
Balance, December 31, 2000	3,470	$ 4	$ 41
Issuance of common shares for service
April 1, 2001	45	--	45
Issuance of common shares for debt payment
May 7, 2001	12	--	2
Issuance of common shares for business acquisition
September 13, 2001	50,000	5	22,495
	53,527	$ 9	$ 22,583

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

	2001	2000
Assets
Current Assets	$ 7,130	$ 3,511
Long-term assets	27,454	2,571
	34,594	6,082
Liabilities and shareholders' equity
Current liabilities	6,318	1,617
Long-term liabilities	698	253
	7,016	1,870
Minority interest	643	473
Shareholders' equity	26,925	3,739
	$ 34,584	$ 6,802

Pro-form Interim Consolidated Income Statement

	2001	2000
Revenues	$ 4,769	$ 1,637
Operating costs and expenses	4,547	1,716
Operating profit (loss)	222	(79)
Other income (expense)	165	(44)
Earnings (loss) before taxes	387	(123)
Income taxes	(262)	(5)
Minority interest	(180)	(2)
Net earnings (loss) for the period	$ (55)	$ (130)
Weighted average common shares outstanding	53,506	53,426
Earnings (loss) per share	$ (0.001)	$ (0.002)

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