Form 10KSB
period 2001-12-31
PRIME HOLDINGS &  INVESTMENTS  INC
filed 2002-04-15
CIK 1111882

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

Date of Report: December 31, 2001

Prime Holdings and Investments, Inc.

(Exact name of registrant as specified in its charter)

NEVADA	000-30477	88-0421215
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

8275 South Eastern Avenue, Las Vegas, Nevada 89123

(Address of principal executive offices)

Registrant's Telephone Number: (702) 990-8800

MyTravelGuide.com, Inc.

(Former name of Registrant)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2001

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes _____ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Issuer's revenues for the fiscal year ended December 31, 2001 were $3,986.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was old, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

As of December 31, 2001, the issuer had 53,527,000 shares of its common stock issued and outstanding.

Transitional Small Business disclosure Formant [ ] Yes [X] No

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Prime was originally incorporated under the laws of the State of Nevada, on December 3, 1998, as Diligencia Technologies, Inc. On February 25, 2000, the Company's name was changed to MyTravelGuide.com, Inc. On August 15, 2001, in contemplation of acquiring Societa Italiana Telecommunicazioni Integrate, SpA, ("S.I.T.I."), the Company's name was changed to Prime Holdings and Investments, Inc.

On September 13, 2001, a Share Purchase Agreement (the "Agreement") was entered into between the Company and S.I.T.I. Under the terms of the Agreement, one hundred percent of the issued and outstanding shares of S.I.T.I., were purchased by the Company. In consideration of the S.I.T.I. shares, the Company issued 45,000,000 shares of its common stock to S.I.T.I. shareholders. 5,000,000 shares of its common stock were paid in addition to the purchase price for associated Finders Fees and Consulting Fees.

BUSINESS OF ISSUER

Prime is a holding company that conducts its business through its wholly owned subsidiary, S.I.T.I., an Italian corporation principally engaged in merchant banking activities. From January 2000, to December 31, 2001, S.I.T.I. completed equity investments in eight Italian-based companies operating in three sectors: construction, telecommunications and special situations. The consolidated financial statements include the operating results of each of these companies from the beginning of the fiscal year ended December 31, 2001.

The accompanying consolidated financial statements include the accounts of the Company and subsidiary companies that for accounting purposes have been designated as either subsidiaries or associated companies. The financial statements of entities, which are controlled by the Company (referred to as subsidiaries) are consolidated. These include the accounts of the following companies: S.I.T.I. SpA; Datico SpA; Impresa Mondelli SrL; Datico Services SpA; Sardegna '97 SpA; Artel SrL; and KELTI SrL. Investments in subsidiary companies are accounted for using the purchase method. Entities which are not controlled, and over which the Company does not exercise significant influence (referred to as associated companies), are accounted for using the cost method. This includes the accounts of Consorzio Tecnos.

The functional currency of the Company is the United States ("U.S.") dollar. All dollar amounts appearing in this document are in U.S. dollars. For Prime's subsidiary and associated companies whose functional currency is other than the United States dollar, amounts have been translated from such currency to United States dollars at exchange rates outlined in the Financial Statements included herewith (see Note 3 to Financial Statements).

As of December 31, 2001, the Company's subsidiaries and associated companies had approximately $12.5 million of assets. A list of the Company's subsidiaries and associated companies is filed as Exhibit 21 to this Form 10-KSB.

See Management's Discussion and Analysis of Results of Operations, for the net revenues and pre-tax earnings of each of the Company's subsidiaries. See Notes to Consolidated Financial Statements included herewith for the net revenues and pre-tax earnings generated by the Company in each principal areas in which it conducts business.

At the closing of the reverse merger on September 13, 2001, S.I.T.I. had equity interests in the following six companies: Datico SpA, Datico Services SpA, Impresa Mondelli SrL, SCA SrL, KELTI Srl, and Consorzio Tecnos. From September 13, 2001, to December 31, 2001, S.I.T.I completed two additional equity investments, Artel SrL, and Sardegna '97 SpA; and the divestment of SCA SrL. The following table sets forth certain information as of December 31, 2001, regarding each subsidiary and associated company in which Prime has an equity investment:

Company	Shareholder	Percent Held	Date Acquired	Principal Activity
S.I.T.I SpA	PHII	100%	September 2001	Holding Company
Datico SpA	S.I.T.I SpA	51%	January 2000	Telecommunications
Datico Services SpA	Datico SpA	100%	October 2000	Telecom. Services
ImpresaMondelli SrL	Datico SpA	93%	June 2001	Construction
Artel SrL	S.I.T.I SpA	51%	September 2001	Art Brokerage
Sardegna 97 SpA	S.I.T.I SpA	100%	October 2001	Construction
Consorzio Tecnos	S.I.T.I SpA	20%	December 2000	Construction
KELTI Srl	S.I.T.I SpA	51%	November 2000	Telecom. Systems

BUSINESS STRATEGY

The Company is a holding company that, through its wholly owned subsidiary and primary operating division, S.I.T.I., is a provider of long-term privately negotiated investment capital to small-to-medium sized companies operating in high-growth sectors throughout Italy.

The Company's business strategy is to acquire majority equity positions in emerging, small and mid-sized private companies operating in high-growth sectors throughout Western Europe. The Company intends to complete further investments and acquisitions within targeted industry sectors including construction, telecommunications and special situations.

The Company's objectives are as follows: identify and acquire attractive targets within high growth sectors; support and augment the restructuring and business development activities of subsidiary companies; and protect the Company's principal and interest by generating meaningful income and capital gains on equity investments.

Identify Targets - Management and principals are comprised of individuals and companies that either have been or continue to be involved in the funding and business development of emerging, small and middle capitalization companies throughout Western Europe. Management has broad abilities to perform traditional merchant banking functions such as deal selection and origination, due diligence, valuation and deal structuring. Management and principals are exposed to a number of investment and acquisition opportunities each year; and have strong relationships with investment banking, venture capitalists and other influential persons and entities in the financial services sector.

Acquisition Strategy - The Company's acquisition strategy is designed to achieve current income and capital gains by delivering capital and strategic management to enhance enterprise value of subsidiary companies. The Company's focus is on selected markets with strong growth prospects, combined with effective capital deployment strategies and ongoing monitoring and involvement. Investment decisions are made based on a consideration of quantitative and qualitative attributes of the prospective acquisition, in the context of growth opportunities within its industry sector rather than an assessment based exclusively on past historical performance.

The Company's acquisition and investment decisions are based on extensive analysis of potential business operations and asset valuations, supported by in-depth analysis of the quality of recurring revenues and cash flow; variability of costs; and the inherent value of proprietary intangible assets and intellectual property. In addition, the Company completes reviews of financial performance and analysis of the operations, systems, accounting policies, human resources and the legal and regulatory framework of a prospective acquisition.

Subsidiary Management - The Company is committed to supporting and building asset quality through ongoing management of its subsidiary companies. The Company closely monitors the status and performance of each subsidiary company on a monthly basis, and conducts ongoing reviews of critical functions to ensure adherence with restructuring and business development plans. This allows the Company to assess the appropriate course of action for each subsidiary company with respect to their ongoing capital requirements.

The Company makes available to each subsidiary company significant managerial assistance such as providing guidance and counsel concerning management, operations, and business objectives. The Company is able to draw on industry expertise and contacts to help achieve strategic business development initiatives for each subsidiary company.

Market -The Company's market opportunity includes a focus on investment and acquisition targets operating in high growth sectors, combined with effective capital deployment strategies and ongoing monitoring and involvement. The Company's business and operations are effected by the Italian, European and global economic environment and market conditions.

The Company's current focus is on construction, including municipal infrastructure and real estate; telecommunications including technology and information services; and special situations. Target acquisitions within each of these sectors have distinct characteristics in terms of risk, capital requirements, industry and general economic cycles, development stage and rates of return.

Construction and telecommunications sectors are also characterized by ongoing consolidation and convergence. These sectors have a number of common features, including favorable regulatory environments, rising projected revenue growth rates, recurring revenue characteristics and enterprise values that depend significantly on intangible assets and intellectual property.

Competition - The Company operates in a highly competitive environment with numerous well-established Italian, regional and foreign companies, and many smaller companies. Specifically, the Company competes with specialty and commercial finance companies, commercial banks, private mezzanine and private equity funds, venture capital companies, investment banks and other equity and non-equity based investment funds. The Company also competes with regional and national financial institutions and finance subsidiaries of large industrial corporations seeking to acquire new or complimentary business units.

SUBSIDIARY OPERATIONS

Prime's subsidiaries and associated companies are collectively engaged in a broad range of activities including merchant banking, construction, real estate development, telecommunications and special situations. No material part of the Company's revenues, taken as a whole, are derived from a single customer or group of customers.

DATICO SpA - On January 22, 2000, S.I.T.I. acquired 51% of the share capital of Datico SpA ("Datico") the purchase price was $1,738,000. S.I.T.I. is a wholly owned subsidiary of Prime. The Company reflects its interest in the net assets of Datico in Investments in the Consolidated Balance Sheets included herewith.

Datico's principal offices are located at Viale Lombardia 298/300, 20047 Brugherio, Milan, and its telephone number is 39-883818. Datico maintains a sales and service office located at Giorgio Morandi #50, 00155 Rome, Italy, and its telephone number is 39-06-2280183. Datico's website address is www.datico.it.

Datico is a value-added telecommunications company that specializes in the design, construction and maintenance of advanced network systems, as well as the manufacture of converters and High Bit-Rate Digital Subscriber Line ("HDSL') modems. Established in Milan, Italy in 1981, Datico has built upon its reputation as a distributor of network components to become an advanced network systems designer and supplier of WAN, LAN, Voice over IP, wireless transmission, laser communications, security and structured wiring products.

In 1981, Datico applied for and was granted a trademark in Europe for the trade name "Datico". Datico manufactures and markets network components including HDSL modems, converters, adapters, statistical multiplexers, ethernet hubs and media converters, under the Datico trade name. Datico's manufacturing facilities and products are certified under European Union certification standards, and its products are manufactured according to ISO 9002 standards.

Datico has completed numerous large-scale advanced network projects and obtained regulatory approvals on behalf of their clients from the Italian Communications Authority for the use of distributed and manufactured equipment over telephone cabling leased from Telecom Italia. Datico is a certified distributor for network component supply companies including: Nokia (Finland), Cisco (USA), Alcatel (France), Xylan (USA), 3Com (USA), Breezecom (Israel), DataSoft Systems (Sweden), Pandatel (Germany), Tiacom (Taiwan), Jekyll (Britian), Expand (USA/Israel), Laserbit Communications (Hungary) and BATM (Israel).

Datico's major industrial, banking and government customers include: Boeringher Mannheim, Bayer, Mercedes Benz, Olivetti, Pirelli, Telecom Italia, Banca d'Italia, Banca Popolare di Milano, Deutsche Bank, FFSS National Railway, Italian Postal, Region of Tuscana, and the University of Urbino. In addition, Datico has provided IT services to the following multinational information services companies operating in Italy: Il Sole 24 ore, MCI Worldcom, Reuters, and Eclipse Internet. No material part of Datico's revenues taken as a whole, are derived from a single customer or group of customers.

Datico will continue to expand its advanced network systems unit focusing on the following targets markets: municipal governments, industrial centers, shopping centers, academic institutions, as well as residential and resorts in key geographic areas throughout Italy. Additionally, Datico will increase its business development efforts in the areas of internet connectivity; telephone/fax over internet prototol services; and develop a business unit focused on the pre-paid telephone card market.

DATICO SERVICES SpA - On October 22, 2000, Datico acquired 100% of the share capital of Datico Services SpA ("Datico Services"), the purchase price was $534,065. Datico is 51% owned by S.I.T.I., a wholly owned subsidiary of Prime. The Company reflects its interest in the net assets of Datico Services in Investments in the Consolidated Balance Sheets.

Datico Services' principal offices are located at Via Torretta, 1-81100 Caserta, Naples, Italy, and its telephone number is 039-0823-216435. Datico Services' website address is www.daticoservices.it.

Established in Naples in 1998, Datico Services is a switchless or non-facilities based company that resells telecommunications services bought from other providers on a wholesale basis. Datico Services' principal business is the sale and distribution of long distance calling cards for domestic calls and calls originating in Italy and terminating in selected countries. Datico Services' products are private labeled to carry Datico Services' name and logo, creating name recognition and market presence for the company's products. Datico Services' calling cards are distributed through a network of retail outlets and call shop centers located in Southern Italy.

Datico Services purchases large blocks of long distance minutes from major carriers, including Telecom Italia, Edison Tel and Albacom, at deep discounts from commercial rates. The minutes are then repackaged and sold in smaller blocks through the cards. Datico Services has developed prepaid calling cards dedicated for calls to specific national systems. The cards are distributed in regions which have high concentrations of foreign-born persons. Datico Services has negotiated favorable rates for calls to several foreign countries. This provides Datico Services with a strong price advantage over large telecommunications providers such as Telecom Italia, Infostrada, and Albacom. Datico Services will continue to expand its distribution network in Southern Italy.

IMPRESA MONDELLI SrL - On June 4, 2001, Datico acquired 93% of the share capital of Impresa Mondelli SrL ("Impresa Mondelli") the purchase price was $126,991. Datico is 51% owned by S.I.T.I., a wholly owned subsidiary of Prime. The Company reflects its interest in the net assets of Impresa Mondelli in Investments in the Consolidated Balance Sheets.

Impresa Mondelli's principal offices are located at Viale Lombardia 298/300, 20047 Brugherio, Milan, Italy, and its telephone number is 39-02-55231244.

Established in 1958, in Milan, Italy, Impresa Mondelli, through its predecessors, has been engaged in the construction business since 1880. Impresa Mondelli is listed in the Italian National Register of Contractors as being authorized to carry out works in the following categories: roads, motorways and highways; bridges, viaducts and other major structures; airport construction and infrastructures; hydraulic works, water and wastewater systems; and industrial, commercial, and residential buildings.

Impresa Mondelli is eligible for non-tendered contracts in the areas of civilian and industrial buildings up to $1 million; highway/railway construction and maintenance up to $2.3 million; and construction and maintenance of underground works up to $9.1 million. Impresa Mondelli is eligible to participate in higher valued projects including large tendered public works of the Italian Government, through the establishment of Temporary Associations of Enterprises ("A.T.I.").

For public tender works, Impresa Mondelli is certified under the Company Organization Certification - Societa Organismi di Attestazione ("S.O.A"), established by the Italian Government in 1996, under Merloni Law. Administered by the Italian Ministry of Public Works, S.O.A. confirms that Impresa Mondelli has met certain requirements established by the Italian Government, allowing the company to bid for public tender works according to standards set by the European Union.

Impresa Mondelli has gained an Enterprise of General Constructions designation for technical expertise in the areas of engineering and construction. Impresa Mondelli is one of three construction companies in Italy authorized to construct underground infrastructures for tunnels, train depots, underground railways, highway, bridge, and viaducts. This authorization is awarded based on engineering expertise, as well as know-how related to specialized construction machinery and equipment.

Impresa Mondelli has a notable history of partnering with major Italian construction companies and related consortia to complete major works throughout Italy. Impresa Mondelli's contracts directly with the National Road Maintenance Authority - Aziende Nationale Autonoma delle Strade ("A.N.A.S."); and partners with other major construction companies to form A.T.I. This network of contacts, partnerships and certifications are considered important assets and effective means to grow the business.

As of December 31, 2001, Impresa Mondelli had net guarantees from customers of approximately $4 million for work in progress valued at US $11 million. Works in progress with A.N.A.S. include highway reconstruction on S.S. 106 Jonica motorway, and A.T.I., including but not limited to: Sarc Scarl - Motorway A3 Salerno, undertaken with Torno Internazionale S.p.A., and Pizzarotti S.p.A.; and Tormini Scarl - undertaken with Romagnoli S.p.A. and Todini S.p.A. A.T.I. formed by Impresa Mondelli's to complete non-A.N.A.S. works include: Riero Scarl - Torino to Savona Motorway, undertaken with Giustino S.p.A. and De Lieto S.p.A; and Funes Scarl - Del Brennero Motorway, undertaken with Sude Strade S.r.L and Torno S.p.A.

Upon acquisition by Datico in June 2001, Impresa Mondelli has undergone restructuring activities including downsizing of personnel, direct management of A.T.I., and increased business development efforts focused on both private and public enterprises including A.N.A.S. and Italian State Railways (FFSS). Impresa Mondelli has 6 fulltime, 10 part-time employees and hires contract employees on a project-by-project basis.

ARTEL SrL - On September 25, 2001, S.I.T.I. acquired 51% of the share capital of Artel S.r.L ("Artel") the purchase price was US $6,827. This transaction was registered on October 15, 2001. S.I.T.I. is a wholly owned subsidiary of Prime. The Company reflects its interest in the net assets of Artel in Investments in the Consolidated Balance Sheets.

Artel's principal offices are located at Viale Mentana 14/a 43100 Parma, Italy, and its telephone number is 39-02-7631-7701.

Artel is a development stage company focused on the purchase, resale and brokerage of fine art, antiques and collectables. As of December 31, 2001, Artel's assets consisted principally of art inventory including 12 paintings by 19-century European artists. These paintings were acquired during the period from Artel's formation on September 2, 1999, to December 31, 2001. Artel's collection of fine art is insured by Riunione Adriatica di Sicurta, of Milan, Italy.

Artel's business is still in its development stage and the company has not generated any revenue to date. Artel plans to generate revenue through the purchase, resale and exhibition of fine art, as well as providing brokerage and related intermediary services to others wishing to purchase and sell fine art, antiques and collectibles. Artel is expected to generate revenue from three areas: sales and exhibitor rentals of artworks; brokerage commissions; and intermediary services including insurance appraisals, lectures and research services.

Artel specializes in 19-century fine art, as the company believes that investment opportunities in fine art originating in this period have not been fully exploited, representing significant unrealized potential. Artel's collection of fine art will be featured in rotating exhibitions of original artworks in museum and major galleries throughout Europe. Several of Artel's paintings have been reserved for exhibition by local museums and art galleries, and revenue from exhibitor rental is expected during 2002.

In addition, Artel will function as a broker or intermediary, accepting property on consignment from selling clients. Artel will bill the buyer for property purchased, receive payment from the buyer and remit to the consignor the consignor's portions of the buyer's payment after deducting Artel's commissions, expenses and applicable taxes.

Artel has reserved the website address www.arteartel.it and expects to have the site completed during the second quarter of 2002. The website is one of several professional marketing techniques that Artel will deploy to stimulate purchaser interest, and match buyers and sellers. The website is intended for presale marketing and promotion only, all transactions will be completed off-line.

SARDEGNA '97 SpA - On October 18, 2001, S.I.T.I. acquired 100% of the share capital of Sardegna '97 SpA ("Sardegna") the purchase price was $112,472. S.I.T.I. is a wholly owned subsidiary of Prime. The Company reflects its interest in the net assets of Sardegna in Investments in the Consolidated Balance Sheets.

Sardegna's principal offices are located at Via Lodi 47, 20135, Milan, Italy, and its telephone number is 39-02-7631-7701.

Sardegna is a planned 80-Villa luxury real estate resort development project in Sardinia, Italy. The project is in Phase I, with approximately 20% completed. Initial sales are expected during the second quarter of 2002. Impresa Mondelli SpA is constructing Sardegna 97 SpA.

CONSORZIO TECNOS - On December 15, 2000, S.I.T.I acquired 20% of the share capital of Consorzio Tecnos, the purchase price was $538,231. S.I.T.I. is a wholly owned subsidiary of Prime. The Company reflects its interest in the net assets of Consorzio Tecnos in Investments in the Consolidated Balance Sheets.

Consorzio Tecnos' principal offices are located at Palazzo Tecnos, Via Dei Frentani, 189 66100 Chieti, Italy, and its telephone number is 39-02-7631-7701.

Consorzio Tecnos is a construction consortium formed to rebuild infrastructure and buildings destroyed by an earthquake in the Abruzzo Region of Italy. Impressa Mondelli will participate in the construction and S.I.T.I. will invest $750,000 in Consorzio Tecnos.

KELTI SrL - On November 27, 2000, S.I.T.I. acquired 51% of the share capital of Kelti SrL ("Kelti"), the purchase price was $27,969. S.I.T.I. is a wholly owned subsidiary of Prime. The Company reflects its interest in the net assets of Kelti in Investments in the Consolidated Balance Sheets

Kelti's principal offices are located at Via Pecchio 1, 20131 Milan, Italy, and its telephone number is 39-02-29525405. Kelti is a long distance reseller of value added telecommunications services, supplying mainly banks in the eastern part of Italy, including the Region of Abruzzo.

SCA SrL - On July 27, 2000, S.I.T.I. acquired 40% of the share capital of SCA SrL ("SCA"), the purchase price was $25,950. S.I.T.I. is a wholly owned subsidiary of Prime. On December 19, 2001, S.I.T.I sold SCA for $25,950. The Company reflects its divestment of the net assets of SCA in Investments in the Consolidated Balance Sheets.

GOVERNMENT APPROVAL

The Company is not subject to any significant governmental regulations that materially effect its operations.

EMPLOYEES

As of December 31, 2001, the Company and its subsidiaries had 37 full time employees, and 10 contract employees. Of these workers, 8 are performing executive, management and marketing functions, 8 are performing accounting, financial and office functions, and 10 are performing sales, support, and maintenance functions, and the remainder fulfill operational requirements at the individual subsidiary level. The construction segment employs 6 full time employees, 10 part time employees and consultants; the telecommunications segment employs 15 full time employees, and 5 contract employees; and the special situations segment employs 2 full time employees, and 2 consultants.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company's administrative office in the United States is located at 8275 South Eastern Avenue, Suite 200, Las Vegas, Nevada 89123, in which it shares leased premises under a month-to-month agreement with an executive office center. The Company is obligated to pay $150 in rent per month. The Company considers this administrative office to be adequate and suitable for its current needs.

S.I.T.I.'s principal executive and administrative offices are located in Italy, at Via Della Spiga, 22, Milan, 20121, which is leased on a year-to-year agreement. S.I.T.I. is obligated to pay $66,000 rent per year for the 210 square meter office space. The Company considers these administrative and executive offices to be adequate and suitable for its current needs.

Datico's principal executive and administrative offices, as well as manufacturing facility, is located at Viale Lombardia 298/300, 20047 Brugherio, Milan, Italy. Datico has full title to this 1,300 square meter building and is not obligated to pay rent. Datico maintains a sales and service office in Rome located at Giorgio Morandi #50, 00155 Rome, Italy. Datico is not obligated to pay rent on this 200 square foot facility.

Datico Services' executive and administrative offices are located at Viale Lombardia 298/300, 20047 Brugherio, Milan, Italy. Datico Services pays $14,200 per annum rent on this 180 square meter facility.

Impresa Mondelli's executive and administrative offices are located at Viale Lombardia 298/300, 20047 Brugherio, Milan, Italy. Impresa Mondelli is not obligated to pay rent on this 70 square meter facility.

Sardegna's executive and administrative offices are located at Via Lodi 47, 20135, Milan, Italy. Sardegna is not obligated to pay rent on this 70 square meter facility.

Artel's executive and administrative offices are located at Viale Mentana 14/a, 43100 Parma, Italy. Artel is not obligated to pay rent on this 70 square meter facility.

Kelti's executive and administrative offices are located at Via Pecchio 1, 20131 Milan, Italy. Kelti is not obligated to pay rent on this 100 square meter facility.

Consorzio Tecnos' executive and administrative offices are located at Via Dei Frentani, 189, 66100 Chieti, Italy. Consorzio Tecnos is not obligated to pay rent on this 100 square meter facility.

SCA's executive and administrative offices are located at Piazza Martiri Dela Liberta 11, Borgo San Lorenzo, 50032 Florence, Italy. SCA is not obligated to pay rent on this 70 square meter facility.

There are no limitations on the percentage of assets which may be invested in real estate or interest in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities. Such policy may be changed without a vote of security holders. It is the small business issuer's policy to acquire assets primarily for possible income.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted for a vote of the security holders of the Issuer during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company has obtained a listing on the OTC Bulletin Board, which requires all listed companies to be registered with the SEC under Section 13 or 15(d) of the Securities Exchange Act of 1934 and to be current in its required filings once so registered. The Company's trading symbol is PHII. The Company's common stock did not start trading until the 4th quarter of 2000. The range of high and low bid prices during the 4th quarter of 2000 was a high of $1.10 and a low of $.30. The following shows the high and low sales price for each of the four quarters in 2001:

Quarter Ended	High	Low
12/31/01	.870	.350
9/30/01	.900	.450
6/30/01	1.000	.530
3/31/01	1.094	.531

There are no outstanding options, warrants to purchase, or securities convertible into common equity of the Company outstanding. The Company has not agreed to register any shares of its common stock for any shareholder. There are presently 53,394,000 shares of common stock issued and outstanding.

Stockholders

There are approximately 76 shareholders of record for the Company's common stock.

Dividends

The Company has not paid any dividends to date and does not currently have any plans to pay dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward Looking Statements

This Form 10-KSB contains forward-looking statements. Such statements consist of any statement other than a recitation of historical facts and can be identified by words such as "may," "expect," "anticipate," "estimate," "hopes," "believes," "continue," "intends," "seeks," "contemplates," "suggests," "envisions" or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to: those risks associated with the ability of the Company to raise additional capital or to close on and/or complete its acquisition of one or more other companies; the Company's allocation of its resources as necessary to continue operations; the Company's ability to identify other viable acquisition opportunities or to perform due diligence on other acquisition opportunities; the Company's ability to attract the resources necessary to continue as a going concern; the Company's ability to generate cash flow from revenue or other sources; the Company's ability to use its capital stock as a negotiable instrument for attracting acquisitions, closing on acquisitions, paying expenses or other disbursements, attracting personnel or contractors and other business uses of the Company's capital stock. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this annual report on Form 10-KSB will, in fact, occur. The Company's actual results may differ materially as a result of certain factors, including those set forth in this Form 10-KSB. Potential investors should consider carefully the previously stated factors, as well as the more detailed information contained elsewhere in this Form 10-KSB, before making a decision to invest in the common stock of the Company.

The following is a discussion of the financial condition and results of operations of the Company as of the date of this Form 10-KSB. This discussion and analysis should be read in conjunction with the accompanying audited Financial Statements of the Company including the Notes thereto which are included elsewhere in this Form 10-KSB and the notice regarding forward-looking statements.

MANAGEMENT DISCUSSION AND ANALYSIS

This Management Discussion and Analysis presents a review of the consolidated operating results and financial condition of the Company for the fiscal year ended December 31, 2001. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company, its subsidiaries and associated companies. This section should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this report.

On September 13, 2001, a Share Purchase Agreement (the "Agreement") was entered into between the Company and Societa Italiana Telecommunicazioni Integrate, SpA ("S.I.T.I."). Under the terms of the Agreement, one hundred percent of the issued and outstanding shares of S.I.T.I., were purchased by the Company. In consideration of the S.I.T.I. shares, the Company issued 45,000,000 shares of its common stock to S.I.T.I shareholders. From January 2000, to December 31, 2001, S.I.T.I. completed equity investments in eight Italian-based companies operating in three sectors: construction, telecommunications and special situations.

The accompanying consolidated financial statements include the accounts of the Company, its subsidiaries and associated companies. The consolidated financial statements include the operating results of each of these companies from the beginning of the fiscal year ended December 31, 2001, in which the acquisitions took place. A list of the Company's subsidiaries is filed as Exhibit 21 to this Form 10-KSB.

The financial statements of entities, which are controlled by the Company (referred to as subsidiaries) are consolidated. These include the accounts of the following companies: S.I.T.I. SpA; Datico SpA; Impresa Mondelli SrL; Datico Services SpA; Sardegna '97 SpA; Artel SrL; and KELTI SrL. Investments in subsidiary companies are accounted for using the purchase method. Entities which are not controlled, and over which the Company does not exercise significant influence (referred to as associated companies), are accounted for using the cost method. This includes the accounts of Consorzio Tecnos.

From the date of incorporation on December 3, 1998, to September 13, 2001, the Company was a development stage company that did not have revenues from operations. From December 3, 1998 to February 25, 2000, the Company operated under the name Diligencia Technologies, Inc. and from February 25, 2000 to August 15, 2000, operated under the name MyTravelGuide.com Inc. As of September 13, 2001, S.I.T.I. held $1,337,000 in cash, a portion of which was used by the Company to satisfy its cash requirements.

The Company believes its existing cash balances will be sufficient to meet anticipated cash requirements for at least the next twelve months. The Company may, nonetheless, seek additional financing to support its activities during the next twelve months or thereafter, including additional public offerings of its common stock. There can be no assurances, however, that additional capital will be available on reasonable terms, if at all, when needed or desired.

Please refer to the Business Strategy under Item 1 above for further discussion regarding the Company's plan of operations.

RESULTS OF OPERATIONS

Fiscal year ended December 31, 2001 compared to fiscal year ended December 31, 2000.

Total revenues for the year ended December 31, 2001 were $3,986,000, an increase of 35%, as compared to revenues of $2,955,000 for the year ended December 31, 2000.

The increase in revenue in 2001 as compared to 2000, is attributable to the Company's acquisition on September 13, 2001, of S.I.T.I. and its five subsidiaries and one associated company, as well as subsequent acquisitions of two subsidiary companies by S.I.T.I. from September 13, 2001 to December 31, 2001.

Discussion of Subsidiary Companies reporting revenue during fiscal 2001

The Company's subsidiary companies that reported revenues during fiscal 2001, are S.I.T.I., Datico, Datico Services, Impresa Mondelli, Kelti and SCA.

During fiscal 2001, S.I.T.I., had revenues of $240,211, an increase of 57%, compared to revenues of $152,765 during fiscal 2000.

During fiscal 2001, Datico had revenues of $1,034,645, a decrease of 52%, compared to revenues of $2,154,347 during fiscal 2000.

During fiscal 2001, Datico Services, had revenues of $120,252 a decrease of 18%, compared to revenues of $142,550 during fiscal 2000.

During fiscal 2001, Impresa Mondelli, had revenues of $2,850,621, an increase of 100%, compared to zero revenues during fiscal 2000. (While Impresa Mondelli had revenues in 2000, no revenues were reported by the Company since Impresa Mondelli financial statements were not incorporated for that year.)

During fiscal 2001, Kelti had revenues of $47,543 a decrease of 89%, compared to revenues of $428,803 during fiscal 2000.

All the of the Company's revenues were generated by subsidiary companies operating in Italy.

Total expenses increased by $1,589,000 or 52%, from $3,346,000 for fiscal 2000, to $4,935,000 for fiscal 2001. All increases in total expenses were a result of acquisition of the Company's subsidiaries and associated companies on September 13, 2001. Employment compensation and related costs decreased by $180,000 or 29%, from $617,000 for fiscal 2000 to $437,000 for fiscal 2001.

Occupancy and rental costs increased by $35,000 or 38%, from $93,000 for fiscal 2000 to $128,000 for fiscal 2001, primarily due to the addition of rental expenses for the subsidiary companies.

Depreciation and amortization decreased by $82,000 or 39%, from $212,000 for fiscal 2000 to $130,000 for fiscal year 2001, due to amortization associated with assets acquired during acquisition of SITI in September 13, 2001, and subsequent acquisitions of subsidiary companies by SITI up to December 31, 2001.

The income tax provision increased from $9,000 for fiscal 2000 to $10,000 for fiscal 2001. A loss of $475,000 was recorded in fiscal year 2001, as a result of the operations of and expenses incurred by subsidiary companies.

As a consequence of the foregoing, Prime's operating loss increased from $288,000 for fiscal 2000, to a loss of $475,000 for fiscal 2001.

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

ITEM 7. FINANCIAL STATEMENTS.

Following are the audited financial statements of the Company and its subsidiaries for the year ended December 31, 2001. Please note that all of the figures stated in the financial statements are rounded to the nearest thousand US Dollar.

PRIME HOLDINGS AND INVESTMENTS INC.

(SUCCESSOR TO S.I.T.I. S.P.A. SOCIETA ITALIANA

TELECOMMUNICAZIONI INTEGRATE)

Consolidated Financial Statements

December 31, 2001

(U.S. Dollars in thousand)

PRIME HOLDINGS AND INVESTMENTS INC. CONTENTS

(SUCCESSOR TO S.I.T.I. S.P.A. SOCIETA ITALIANA TELECOMMUNICAZIONI INTEGRATE)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

(U.S. Dollars in thousand)

INDEPENDENT ACCOUNTANTS' REPORT

CONSOLIDATED BALANCE SHEET STATEMENT                                                         1

CONSOLIDATED STATEMENT OF EARNINGS STATEMENT                                     2

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY STATEMENT         3

CONSOLIDATED STATEMENT OF CASH FLOWS STATEMENT                                4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

EVANCIC PERRAULT ROBERTSON

CERTIFIED GENERAL ACCOUNTANTS

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders

Prime Holdings and Investments Inc.

(Successor to S.I.T.I. S.p.A. Societa Italiana Telecommunicazioni Integrate) (Formerly MytravelGuide.com, Inc. which was formerly Diligencia Technologies, Inc.)

We have audited the consolidated balance sheet of Prime Holdings and Investments Inc. (Successor to S.I.T.I. S.p.A. Societa Italiana Telecommunicazioni Integrate) as of December 31, 2001 and the consolidated statements of earnings, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Prime Holdings and Investment Inc. as of December 31, 2000, were audited by other auditors whose report dated November 16, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of the Prime Holdings and Investments Inc. as of December 31, 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

CERTIFIED GENERAL ACCOUNTANTS

North Vancouver, B.C.

March 12, 2002

#102 - 1975 Lonsdale Avenue, North Vancouver, BC V7M 2K3

Telephone (604) 987-8101 Fax (604) 987-7194

Website: http//epr.ca Email: eprnv@istar.ca

Office Across Canada

Affiliates Around the World

PRIME HOLDINGS AND INVESTMENTS INC. STATEMENT 1

(SUCCESSOR TO S.I.T.I. S.P.A. SOCIETA ITALIANA TELECOMMUNICAZIONI INTEGRATE)

CONSOLIDATED BALANCE SHEET

December 31, 2001

(U.S. Dollars in thousand)

                                                                                            2001                         2000

ASSETS

Current:

     Cash and cash equivalents                                                 $ 398                     $ 554

     Accounts receivable, net of allowance for doubtful accounts

       (2001 - $108) (2000 - $96)                                                 5,673                     2,329

     Inventory - note 4                                                                2,078                     1,297

     Prepaid expenses                                                                  871                         18

                                                                                              9,020                     4,198

Long-term accounts receivable                                                     -                                1

Property, plant and equipment - note 5                                         816                         613

Investments - note 6                                                                   597                         538

Other investments - note 6                                                         155                          148

Goodwill - note 7                                                                     1,856                       1,745

Other intangible assets - note 8                                                   110                           54

                                                                                         $ 12,554                     $ 7,297

LIABILITIES AND STOCKHOLDERS' EQUITY

Current:

     Demand loan - note 9                                                      $ 2,504                     $ 1,375

     Accounts payable and accruals                                          4,004                        1,500

     Customer deposits                                                               442                             13

     Corporate taxes payable                                                       397                             81

     Current portion of long term debt - note 10                             122                              14

                                                                                            7,469                         2,983

Long-term debt                                                                           58                             78

Due to minority interest shareholders                                          106                             95

Reserve for employee termination indemnities                              259                             79

Minority interest                                                                        397                            411

                                                                                            8,289                         3,646

Contingent liabilities / commitments - note 13

Stockholders' equity

     Capital Stock - note 11                                                     3,590                         3,556

     Additional paid-in capital                                                   2,004                         1,067

     Other comprehensive income                                                  8                              (1)

     Deficit                                                                            (1,337)                         (971)

                                                                                           4,265                         3,651

                                                                                       $ 12,554                     $ 7,297

On behalf of the Board

________________________________Director ___________________________ Director

PRIME HOLDINGS AND INVESTMENTS INC. STATEMENT 2

(SUCCESSOR TO S.I.T.I. S.P.A. SOCIETA ITALIANA TELECOMMUNICAZIONI INTEGRATE)

CONSOLIDATED STATEMENT OF EARNINGS

Year ended December 31, 2001

(U.S. Dollars in thousand)

                                                                                                                    2001                     2000

Revenue                                                                                                  $ 3,986                  $ 2,955

Operating expenses

     Administrative expense                                                                                14                         -

     Advertising and promotion                                                                              6                         -

     Amortization                                                                                              130                     212

     Bank charges and interest                                                                          173                       88

     Consulting                                                                                                   20                         -

     Finished goods                                                                                             -                         (9)

     Internet expense                                                                                            3                         -

     Office                                                                                                            2                         -

     Other operating expenses                                                                            180                    150

     Other provisions                                                                                             8                      28

     Outside services                                                                                      3,152                     889

     Purchases                                                                                                 676                   1,278

     Rent                                                                                                          128                       93

     Salaries and benefits                                                                                   437                     617

     Subcontracts                                                                                                 2                         -

     Telephone                                                                                                      2                         -

     Travel                                                                                                            2                         -

                                                                                                                   4,935                   3,346

                                                                                                                    (949)                    (391)

Other income (expense)

     Interest income                                                                                           76                         6

     Miscellaneous                                                                                           292                     105

     Income from subsidiaries                                                                              -                          1

     Extraordinary income                                                                                 116                         -

                                                                                                                   484                     112

Loss before minority interest and income taxes                                         (465)                     (279)

Income taxes                                                                                                 10                          9

Loss before minority interest                                                                      (475)                     (288)

Minority Interest                                                                                         (109)                       (70)

Net loss for the year                                                                        $ (366)                 $ (218)

Weighted average common shares outstanding                                     53,527                    53,527

Earnings (loss) per share                                                                      $ (0.007)                 $ (0.004)

PRIME HOLDINGS AND INVESTMENTS INC. STATEMENT 3

(SUCCESSOR TO S.I.T.I. S.P.A. SOCIETA ITALIANA TELECOMMUNICAZIONI INTEGRATE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Year ended December 31, 2001

(U.S. Dollars in thousand)

                                                                                                Additional

                                                Common Shares                         Paid-in    Accumulated

                                            Number             Amount                 Capital             Deficit             Total

                                                (000)

Balance, December 31, 1999         45                    $ 233                 $ 1,323             $ (717)             $ 839

Additional paid-in capital              695                    3,323                     (256)                     -             3,067

Net loss for the year                     -                             -                         -                   (218)             (218)

Effect of foreign exchange             -                             -                         -                     (37)               (37)

Balance, December 31, 2000     740                     3,556                     1,067                 (972)           3,651

Increase in paid-in capital in SITI

S.p.A. before reverse

acquisition                                 -                         -                             937                     -               937

Reverse Acquisition

Pre-acquisition shares of Prime

Holdings and Investment Inc.,

(Note 2)                                 3,527                         34                         -                         -             34

Issuance of common shares for

reverse acquisition of SITI on

September 13, 2001             50,000                             -                         -                         -             -

Less exchange of SITI S.p.A.

shares                                    (740)                             -                         -                         -             -

Balance after reverse acquisition 53,527                 3,590                     2,004                  (972)     4,622

Net loss for the year                         -                         -                         -                      (366)      (366)

Effect of foreign exchange                 -                         -                         -                           9           9

                                                53,527             $ 3,590                 $ 2,004               $ (1,329) $ 4,265

PRIME HOLDINGS AND INVESTMENTS INC. STATEMENT 4

(SUCCESSOR TO S.I.T.I. S.P.A. SOCIETA ITALIANA TELECOMMUNICAZIONI INTEGRATE)

CONSOLIDATED STATEMENT OF CASH FLOWS

Year ended December 31, 2001

(U.S. Dollars in thousand)

                                                                                                2001                         2000

Cash flows from operating activities:

     Loss from operating activities                                        $ (366)                   $ (218)

    Items not requiring an outlay of funds

        Amortization                                                                           130                           212

        Minority interest                                                                     (109)                          (70)

                                                                                                    (345)                          (76)

Changes in non-cash working capital

    Accounts receivable                                                                 1,285                             -

    Inventory                                                                                   (781)                            -

    Prepaid expenses                                                                      (847)                          (15)

    Accounts payable and accrued liabilities                                       720                         (362)

    Customer deposits                                                                      185                            13

    Corporate taxes payable                                                               (13)                           59

    Reserve for employee termination indemnities                             (1,790)                          79

                                                                                                  (1,586)                        (302)

Cash flows from financing activities:

    Proceeds from long-term debt                                                        88                            92

    Increase in minority interest                                                           79                          411

    Decrease in share capital/paid in capital                                        870                       3,031

    Repayment of demand loans                                                       (334)                         -

    Increase in other comprehensive income                                           9                          -

    Increase in due to minority interest shareholders                              11                           95

                                                                                                      723                      3,629

Cash flows from investing activities:

    Purchases of long-term investments                                                 -                         (538)

    Proceeds received from long-term investments                               185                           -

    Sale (purchase) of other investments                                               (7)                            7

    Purchase of tangible assets                                                        (119)                         (28)

    Purchase of intangible assets                                                       (90)                         (17)

    Net cash acquired on acquisition of business                                 738                             -

    Acquisition of business, net of cash and cash equivalents                 -                       (2,403)

                                                                                                     707                     (2,979)

Increase (decrease) in cash                                             (156)                       348

Cash, beginning of year                                                     554                         206

Cash, end of year                                                                 $ 398                     $ 554

Supplemental Disclosures

        Interest paid                                                                         $ 173                         $ 88

        Income taxes paid                                                                     -                               -

PRIME HOLDINGS AND INVESTMENTS INC.

(SUCCESSOR TO S.I.T.I. S.P.A. SOCIETA ITALIANA TELECOMMUNICAZIONI INTEGRATE)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2001

(U.S. Dollars in thousand)

The Company was incorporated on December 3, 1998, under the laws of the State of Nevada.

On August 15, 2001, the Company changed its name to Prime Holdings and Investments, Inc. (Prime) and acquired 100% of the shares of SITI S.p.A. Societa Italiana Telecomunicazioni Integrate (SITI), an Italian corporation. The Company's principal activities are telecommunications and construction contracting.

1. Nature of Business

S.I.T.I. S.p.A. owns majority interest in a group of companies specializing in the engineering and construction of transportation infrastructure and fiber optics networks; resort construction; manufacture and sale of telecommunications hardware and related network systems; and asset management and brokerage services for works of art.

Datico S.p.A. was established in 1981. It is an information technology services company that specializes in the design, building and maintenance of advanced network systems. It manufactures and markets network components such as modems, converters, adapters, statistical multiplexers, ethernet hubs and media converters under the Datico trade name. In addition, Datico is a certified distributor for network component supply companies which includes Nokia, Cisco and Newbridge.

Datico Services S.p.A. is a switchless long distance reseller and prepaid phone cards supplier in southern Italy. Over the next 3 years, Datico Services S.p.A. will expand operations and continue its move into international telecommunications transmissions.

Kelti S.r.L. is a long distance reseller that aims at providing telephone systems to the banking sector in the eastern part of Italy, including the region of Abruzzo.

Impresa Mondelli S.r.L. is an engineering and general contracting company, specializing in the construction of cable and fiber optic networks, bridges, highways and commercial buildings. Mondelli has a notable 120-year history of partnering with major Italian construction companies and related consortia to form Temporary Associations of Enterprises, having completed major works throughout Italy.

Artel S.r.L. is a company that specialize in the purchase, sale and brokerage of works of art, painting, furniture, watches, rugs, prints, antique drawings, antiques and contemporary works of art.

Sardegna 97 S.p.A. is developing an 80-Villa resort project in Sardinia. The project is in Phase I and is approximately 20% completed.

2. Reverse acquisition

On September 13, 2001, the Company completed an agreement with the shareholders of SITI S.p.A., an Italian company, whereby the Company issued 50,000,000 common shares to acquire all of the issued and outstanding shares of SITI S.p.A. No cash was transacted.

The acquisition has been accounted for as a reverse takeover using the purchase method, and accordingly, for financial statement reporting purposes, the net assets of SITI have been included in the consolidated balance at book values, and the net assets of Prime have been recorded at fair market value at the date of acquisition. The consolidated operations of the Company for the period from January 1, 2001 to the date of acquisition, September 13, 2001, are those of SITI and exclude the results of operations of Prime. The results of Prime are included in the consolidated statements of operations after the date of acquisition.

The cost of the acquisition is the assumption of the liability position of Prime Holdings and Investments Inc as at September 13, 2001 and consists of:

                                        Accounts payable                                               (34)

                                         Total liabilities assumed on acquisition                 (34)

This amount has been reflected as increase in capital stock on the statement of stockholders' equity.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The acquisition by the Company of the shares of SITI S.p.A. on September 13, 2001 was accounted for as a reverse acquisition whereby SITI S.p.A. is considered the acquiring company. The comparative figures presented are those of SITI S.p.A..

Cash and cash equivalents

Cash and cash equivalents includes cash and those short-term market instruments which, on acquisition, have a term to maturity of three months or less.

Marketable securities

Publicly traded securities deemed available-for-sale by the Company are measured at fair value. Gains and losses on available-for-sale securities are presented separately in the stockholders' equity section.

Use of Estimates

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financials statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventory

Inventory is recorded at the lower of cost and net realizable value. Cost is established on a LIFO basis. No reserve for obsolete and slow-moving inventories is deemed necessary.

Investments

Investments are shown at the lower of cost or fair market value.

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

Intangible Assets

Intangible assets are stated at cost, reduced on a straight-line basis to their net book value through provision for amortization provided at the following annual rates:

Licenses, trade-marks and similar rights         20%

Patents and intellectual property rights           33%

Purchased goodwill                                       10%

Other intangible assets                                  20%

Additions during the year are amortized at the above rates.

Goodwill

Prior to July 2001, goodwill arising on consolidation was not amortized, whereas the goodwill arising on the acquisition of a business by S.I.T.I. S.p.A. is amortized over 10 years.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. SFAS 142 recognizes that goodwill has an indefinite useful life and will no longer be subject to periodic amortization. Goodwill will be tested at least annually for impairment in lieu of amortization. The SFAS 142 requires that goodwill arising from acquisitions subsequent to June 30, 2001 should not be amortized.

The Company evaluates the carrying value of goodwill and long-lived assets to be held and used. The carrying value of an asset is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced by the cost of disposition of such assets.

Revenue recognition

Telecommunication products and services:

Revenue is recorded net of trade discounts and allowances upon shipment of products or rendering of services and when all significant contractual obligations have been satisfied and collection is reasonably assured.

Construction activities:

Construction contracts range up to 8 years in length and revenues are recognized using the percentage-of -completion method. Percentage of completion is calculated using the cost-to-cost method.

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

Earnings (Loss) per share

Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilative potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible securities or warrants, basic and diluted EPS are the same.

As the acquisition has been recorded as a reverse acquisition, the shares outstanding after the acquisition was used in the EPS calculations for the 2000 year.

Translation of foreign currencies

The functional currency of the Company is the United States dollar. The financial statements of the Company's operations whose functional currency is other than the United States dollar are translated from such functional currency to United States dollars using the current rate method. Under the current rate method, assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Revenues and expenses, including gains and losses on foreign exchange transactions, are translated at average rates for the period. Where the current rate method is used, the unrealized translation gains will be accumulated in other comprehensive income under the shareholders' equity section.

Financial instruments

The estimated fair value of cash and equivalents, short-term investments, accounts receivable, loans receivables, and accounts payable and accrued liabilities approximate their carrying amounts in the financial statements. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial statements.

4. INVENTORY

                                                                                                                    2001                     2000

           Raw materials                                                                                     $ 206                 $ 1,211

Finished goods                                                                                   1,872                         86

                                                                                                      $ 2,078                 $ 1,297

5. PROPERTY, PLANT AND EQUIPMENT

                                                                                                        2001                     2000

                                                                                  Accumulated             Net Book             Net Book

                                                                Cost         Amortization             Value                     Value

Fixed assets construction in progress         $ 220         $     -                         $ 220                     $ 217

Land and buildings                                       254              134                          120                        135

Other equipment                                            44               42                              2                          18

Other plant and equipment                             281             147                          134                          67

Plant and machinery                                   1,383          1,043                          340                        176

                                                              $ 2,182       $ 1,366                      $   816                     $ 613

6. INVESTMENTS AND OTHER INVESTMENTS

                                                                                                        2001                         2000

Investments in enterprises

Advances to sub-contractors of Impresa Mondelli Srl                           $   87                        $   -

Consortium Tecnos                                                                             510                            538

Total                                                                                              $ 597                         $  538

Other investments

Other investments are represented by fixed interest securities.

7. GOODWILL

                                                                                                                2001                         2000

    Goodwill                                                                                             $ 1,868                     $ 1,754

    Accumulated amortization                                                                           12                             9

    Total                                                                                                 $ 1,856                     $ 1,745

8. OTHER INTANGIBLE ASSETS

                                                                                                            2001                 2000

                                                                                            Accumulated     Net Book         Net Book

                                                                    Cost       Amortization      Value              Value

Intangibles in progress and advances               $   18     $  18                    $    -                $ 13

Licenses, trade-marks and similar rights               75         37                        38                  28

Others intangible assets                                    106         41                        65                    2

Patents and intellectual property rights                 14           9                          5                  10

Research and development expenditures                7           5                          2                    1

                                                                    $ 220     $ 110                   $ 110                $ 54

9. DEMAND LOAN

Group companies have credit lines available to the extent of US $2.5 million at the interest rate of 7.25% - 9.75% on December 31, 2001.

10. LONG-TERM DEBT

                                                                                                        2001                   2000

Mortgage payable to Credito Fondiario S.p.A., secured by building,

no payment terms.

                    Balance                                                                        $ 107                   $    -

Mortgage payable to Comit (Banca Commerciale Italiana), secured by building, requiring semi-annually payments of $4,552, including interest at

5.198%.

                    Balance                                                                            22                         26

Mortgage payable to Ambrosiano Veneto, secured by building, requiring semi-annually payments of $4,552, including interest at 4.675%.

                    Balance                                                                            51                         66

                                                                                                                $ 180                     $    92

                                    Less current portion                                                  122                           14

                                                                                                                $  58                      $    78

Principal amounts due within the next three years on mortgages payable are as follows:

2002                                 $ 122

2003                                     53

2004                                       5

11. CAPITAL STOCK

Authorized: 500,000,000 common shares with par value of $0.0001

                 100,000,000 preferred shares with par value of $0.001

12. ACQUISITIONS

On January 22, 2000, the Company acquired 51% of the share capital of Datico S.p.A., an Italian company which specializes in planning, designing and building of customized telephone networks for public and private companies both on a national and international level. They provide dedicated telephone systems installation, service and calibration according to national and European standards. The purchase price was $1,738. The purchase included goodwill of $1,247.

On October 22, 2000, Datico S.p.A., a 51% owned subsidiary, acquired 100% of the share capital of Datico Services S.p.A., an Italian company which is a reseller of telephone systems. The purchase price was $543. The purchase included goodwill of $434.

On July 27, 2000, the Company acquired 40% of the share capital of S.C.A. S.r.l. This company deals with electric devices, telephones and operates mainly in partnerships with public companies such as FFSS, ENEL and TELECOM and with municipalities. The purchase price was $26. The purchase included goodwill of $ 21. S.C.A. S.r.l. was sold on December 19, 2001 for $26.

On November 27, 2000, the Company acquired 51% of the share capital of Kelti S.r.l.. The Company deals in telephone systems mainly in the region of Abruzzo exclusively working as a reseller in the banking sector. The purchase price was $28. The purchase included goodwill of $ 23.

On June 4, 2001, Datico S.p.A. acquired 93% of the share capital of Impresa Mondelli S.r.l. which is an engineering and general contracting company specializing in the construction of cable and fiber optic networks, bridges, highways and commercial buildings. The purchase price was $127. The purchase included goodwill of $5.

On September 25, 2001, the Company acquired 51% of the share capital of Artel S.r.l. The Company purchases, sells and brokers of works art, paintings, furniture, watches, rugs, prints and antique drawings. The purchase price was $7. This transaction was registered on October 15, 2001.

On October 18, 2001, the Company acquired 100% of the share capital of Sardegna 97 SpA. The Company is developing an 80-Villa resort project in Sardinia. The project is in Phase I with approximately 20% completed. The purchase price was $112. The purchase included goodwill with the amount of $101.

All of these acquisitions are accounted for under the purchase method. The consolidated financial statements include the operating results of each of these businesses from the beginning of the financial year in which the acquisition took place.

Goodwill has been determined on the basis of the difference between the purchase price paid and the fair market value of the underlying assets and liabilities acquired.

The following summary, prepared on a pro-forma basis, combines the consolidated results of operations of the Company with Impresa Mondelli S.r.l. and Sardegna 97 for year ended December 31, 2001 and 2000 as if the acquisitions of Mondelli S.r.l. and Sardegna 97 took place at the beginning of the period presented.

Pro-forma Consolidated Balance Sheet

                                                                                                2001             2000

Assets

Current assets                                                                         $ 9,020         $ 8,899

Long-term assets                                                                        3,534            5,955

                                                                                               12,554           14,854

Liabilities and stockholders' equity

Current liabilities                                                                         7,469             9,957

Long-term liabilities                                                                        423               686

                                                                                                 7,892           10,643

Minority interest                                                                            583                411

Stockholders' equity                                                                    4,079             3,800

                                                                                             $ 12,554         $ 14,854

Pro-forma Consolidated Income Statement

                                                                                                2001             2000

Revenues                                                                              $ 3,986           $ 4,987

Operating costs and expenses                                                  4,935              7,247

Operating profit (loss)                                                                 (949)           (2,260)

Other income (expenses)                                                            484             2,011

Earnings (loss) before taxes                                                       (465)             (249)

Income taxes                                                                              10                   9

Minority interest                                                                        (109)               (70)

Net earnings (loss) for the year                                                $ (366)           $ (188)

Weighted average common shares outstanding                        53,527            53,527

Earnings (loss) per share                                                     $ (0.007)         $ (0.004)

13. SEGMENTED INFORMATION

Telecommunications

The telecommunication segment supplies and installs telecommunication equipment in Italy under contractual agreements with major telecommunication equipment suppliers.

Construction

The construction segment contracts to build major highway projects in Italy under long-term contracts ranging up to 8 years in length.

Below are the sales and operating profit by segment for the year ended December 31, 2001 and a reconciliation of segment operating profit to earnings before income taxes.

                                                    Construction     Telecommunication     Others     Total

Revenues                                         $ 2,867                     $ 1,119                 $ -           $ 3,986

Operating expenses                            2,899                        2,035                     1            4,935

Operating income (loss)                         (32)                         (916)                   (1)             (949)

Other income (expenses)                      123                           361                     -                484

Earnings (loss) before income

taxes and minority interest                 $  91                       $ (555)                 $ (1)          $ (465)

14. COMMITMENTS AND CONTINGENCIES

Group companies have provided guarantees to third parties relating to construction activities approximating US $11 million and has received guarantees approximating US $4 million. These relate to construction projects substantially completed in prior years and will be terminated once final completion of the related projects has been authorized.

15. RELATED PARTY TRANSACTIONS

During the year the Company has received from the former shareholders of SITI S.p.A. $225,919 for reimbursement of acquisition expenses.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company changed accountants in 2002 for the fiscal year 2001 audit. There were no disagreements on accounting and financial disclosure matters with previous accountants.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following are the current Directors and Executive Officers of Prime Holdings and Investments, Inc., and their ages, as of December 31, 2001.

Name                                         Age                                         Position

Giovanni M. Iachelli                     54                                          President and Director

John G. Visendi                           37                                          Director

Giovanni M. Iachelli, President & Director - On October 1, 2001, Giovanni M. Iachelli was appointed President of Prime Holdings and Investments, Inc., and was appointed to the Board of Directors of the Company. Mr. Iachelli manages the operational business and strategic direction of the Company. Mr. Iachelli has spent over 15 years in senior positions with North American and United Kingdom-based telecommunications companies with operations in Italy, China, and Europe. Before joining the Company, Mr. Iachelli was owner and director of Iachelli & Associates, a business consulting firm specializing in mergers and acquisitions in North America and China, on behalf of Telecom Group Italy. From 1998 to 1999, Mr. Iachelli served as Merger and Acquisitions Manager, Italian Market, for Primus Telecom Corp., United Kingdom. As of December 31, 2001, Mr. Iachelli was also President of Prime Equipment, Inc.

John G. Visendi, Director - Mr. Visendi was appointed to the Board of Directors of Prime Holdings and Investments, Inc., on October 1, 2001. Prior to his appointment, Mr. Visendi spent over 15 years in executive positions with investment banking groups in Europe and Japan. From May 2000, to June 2001, Mr. Visendi was President of Pergarex SA, a Switzerland-based investment banking company and majority shareholder of Prime Holdings and Investments, Inc. From 1995 to date, Mr. Visendi has held the position of Chief Executive Officer of Societa Italiana Telecommunicazioni Integrate, SpA, (S.I.T.I.), a wholly owned subsidiary of Prime Holdings and Investments, Inc. Since 1998, Mr. Visendi has been General Manager of JHT Lehmann & Co., of London, England, and is responsible for merchant banking activities in Italy and Southern Europe. From 1990 to 1997, Mr. Visendi held the position of Central Director, Southern Europe and the Middle East, for Tushimi Merchant Bank, Tokyo, Japan. Mr. Visendi is exposed to a number of investment and acquisition opportunities each year; and has broad abilities to perform traditional merchant banking functions such as deal selection and origination, due diligence, valuation and deal structuring.

ITEM 10. EXECUTIVE COMPENSATION.

The following table summarizes compensation earned in the 2001 and 2000 fiscal years by all of the executive officers.

Name and Principal Position	Annual Compensation				Long-Term Compensation
	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/ SARs	LTIP Pay outs
John G. Visendi, President of SITI	2001	$15,000
Giovanni Iachelli, President	2001			1 million shares un-restricted stock

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the ownership of the Company's Common Stock as of December 31, 2001 by (i) all those known by the Company to be owners of more than five percent of the outstanding shares of Common Stock; (ii) each officer and director; and (iii) all officers and directors as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares owned (subject to community property laws, where applicable), and is beneficial owner of them.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Cede Co. PO Box 222, Bowling Green Station New York, NY 10274	2,862,950
5.4%

Common	Pergarex SA Via Alla Campagna No. 6 6901 Lugano, Switzerland	31,800,000
59.5%

Common	Domenico Sommariva Corso Plebiscitl 1 Milano, Italy	5,821,200
10.9%

Common	Stonefeld Holding LTD Atlantic Chambers Romasco Harbour House Road Town Tortola BVI	3,000,000
5.6%

Common	Giovanni Iachelli Director 500 108th Ave. NE, Suite 1710 Bellevue, WA 98004	1,000,000
1.9%

Common	Directors and Officers as a Group (Consisting of 1)	1,000,000
1.8%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There have been no material transactions in the past two years or proposed transactions to which the Company has been or is proposed to be a party in which any officer, director, nominee for officer or director, or security holder of more than 5% of the Company's outstanding securities is involved.

The Company has no promoters. There have been no transactions that have benefited or will benefit its officers or directors either directly or indirectly.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

Exhibit No.	Document	Location
2	Share Purchase Agreement	Incorporated by Referenced to Form 8-K filed 10/1/01
3(i)	Articles of Incorporation	Incorporated by Reference
3(ii)	Bylaws	Incorporated by Reference
21	Subsidiaries of the Issuer	Included
23	Consent of Accountant	Included

Reports on Form 8-K

The Company filed a report on Form 8-K on 10/1/2001 reporting under Items 1 and 2, Change in Control of Registrant and Acquisition or Disposition of Assets, and subsequently amended such report on 11/29/01 to file financial statements under Item 7. The Company filed a report on Form 8-K on 10/22/01 under Item 6, Resignation of Director.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIME HOLDINGS AND INVESTMENTS, INC.

/s/ Giovanni Iachelli

Giovanni Iachelli, President

Date: 4/12/02

/s/ John G. Visendi

John G. Visendi, CEO

Date: 4/12/02

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Giovanni Iachelli

Giovanni Iachelli, Director

/s/ John G. Visendi

John G. Visendi, Director