Form 10QSB
period 2002-03-31
PRIME HOLDINGS &  INVESTMENTS  INC
filed 2002-05-20
CIK 1111882

Form 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        for the period ended March 31, 2002

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:    6,474,000 shares common stock issued and outstanding as of March 31, 2002.

Transitional Small Business Disclosure Format (check one)    Yes _____    No   X

PART I - FINANCIAL INFORMATION

PRIME HOLDINGS AND INVESTMENTS INC.

(SUCCESSOR TO S.I.T.I. S.P.A. SOCIETA ITALIANA

TELECOMMUNICAZIONI INTEGRATE)

Consolidated Financial Statements

(Unaudited)

March 31, 2002

(U.S. Dollars in thousand)

PRIME HOLDINGS AND INVESTMENTS INC. CONTENTS

(SUCCESSOR TO S.I.T.I. S.P.A. SOCIETA ITALIANA TELECOMMUNICAZIONI INTEGRATE)

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

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

We have reviewed the accompanying consolidated balance sheet of Prime Holdings and Investments Inc. (Successor to S.I.T.I. S.p.A. Societa Italiana Telecommunicazioni Integrate) as at March 31, 2002 and the consolidated statements of earnings, stockholders' equity and cash flows for the three months ended March 31, 2002. These consolidated financial statements are the responsibility of Prime Holdings and Investments, Inc.'s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of consolidated financial statements consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, no such opinion is expressed.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles established by the American Institute of Certified Public Accountants.

CERTIFIED GENERAL ACCOUNTANTS

North Vancouver, B.C.

May 17, 2002

#102 - 1975 Lonsdale Avenue, North Vancouver,  BC  V7M 2K3

Telephone (604) 987‑8101 Fax (604) 987‑7194

Website: http//epr.ca  Email: eprnv@istar.ca

Office Across Canada

Affiliates Around the World

PRIME HOLDINGS AND INVESTMENTS INC.  STATEMENT

(SUCCESSOR TO S.I.T.I. S.P.A. SOCIETA ITALIANA TELECOMMUNICAZIONI INTEGRATE)

CONSOLIDATED BALANCE SHEET

March 31, 2002

(U.S. Dollars in thousand)

	March 31, 2002	March 31, 2001
ASSETS
Current:
Cash and cash equivalents	$435	$216
Accounts receivable, net of allowance for doubtful accounts
(2002 - $108) (2001 - $96)	5,535	2,112
Inventory - note 3	2,077	1,195
Prepaid expenses	633	17
	8,680	3,540
Long-term accounts receivable	-	1
Property, plant and equipment - note 4	789	572
Investments - note 5	714	608
Other investments - note 5	31	140
Goodwill - note 6	1,854	1,656
Other intangible assets - note 7	105	45
	$12,173	$6,562
LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Demand loan - note 8	$2,427	$1,286
Accounts payable and accruals	4,184	1,215
Customer deposits	288	13
Taxes payable	337	33
Current portion of long term debt - note 10	122	16
	7,358	2,563
Due to affiliated parties - note 9	101	-
Long-term debt - note 10	58	71
Due to minority interest shareholders	105	;72
Reserve for employee termination indemnities	199	64
Minority interest	522	462
	8,343	3,232
Contingent liabilities / commitments - note 14
Stockholders' equity
Capital Stock - note 11	3,590	3,556
Additional paid-in capital	2,004	1,067
Other comprehensive income	(112)	(107)
Deficit	(1,652)	(1,186)
	3,830	3,330
	$12,173	$6,562

On behalf of the Board

________________________________Director  ___________________________ Director

PRIME HOLDINGS AND INVESTMENTS INC. STATEMENT 2

(SUCCESSOR TO S.I.T.I. S.P.A. SOCIETA ITALIANA TELECOMMUNICAZIONI INTEGRATE)

CONSOLIDATED STATEMENT OF EARNINGS

For the three months ended March 31, 2002

(U.S. Dollars in thousand)

	Three Months Ended	Three Months Ended
	March 31, 2002	March 31, 2001
Revenue	$418	$430

Operating expenses
Amortization	29	126
Bank charges and interest	16	7
Other operating expenses	112	56
Other provisions	60	19
Outside services	484	99
Purchases	41	237
Rent	98	96
	840	640
	(422)	(210)
Other income (expense)
Miscellaneous	112	7
Loss before minority interest and income taxes	(310)	(203)

Income taxes	2	5

Loss before minority interest	(312)	(208)
Minority Interest	2	6
Net loss for the period	$(314)	$(214)
Weighted average common shares outstanding	53,527	53,527
Earnings (loss) per share	$(0.006)	$(0.004)

PRIME HOLDINGS AND INVESTMENTS INC. STATEMENT 3

(SUCCESSOR TO S.I.T.I. S.P.A. SOCIETA ITALIANA TELECOMMUNICAZIONI INTEGRATE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the three months ended March 31, 2002

(U.S. Dollars in thousand)

			Additional
	Common Shares		Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total
	(000)
Balance, December 31, 2000	740	3,556	1,067	(972)	3,651
Net loss for the period	-	-	-	(214)	(214)
Balance, March 31, 2001	740	3,556	1,067	(1,186)	3,437
Increase in paid-in capital in SITI
S.p.A. before reverse
acquisition	-	-	937	-	937

Reverse Acquisition
Pre-acquisition shares of Prime
Holdings and Investment Inc.,
(Note 2)	3,527	34	-	-	34

Issuance of common shares for
reverse acquisition of SITI on
September 13, 2001	50,000	-	-	-	-

Less exchange of SITI S.p.A.
shares	(740)	-	-	-	-
Balance after reverse acquisition	53,527	3,590	2,004	(1,186)	4,408
Net loss for the period	-	-	-	(152)	(152)
Balance, December 31, 2001	53,527	3,590	2,004	(1,338)	4,256
Net loss for the period	-	-	-	(314)	(314)
Balance, March 31, 2002	53,527	$3,590	$2,004	$(1,652)	$3,942

PRIME HOLDINGS AND INVESTMENTS INC. STATEMENT 4

(SUCCESSOR TO S.I.T.I. S.P.A. SOCIETA ITALIANA TELECOMMUNICAZIONI INTEGRATE)

CONSOLIDATED STATEMENT OF CASH FLOWS

For the three months ended March 31, 2002

(U.S. Dollars in thousand)

	Three Months Ended	Three Months Ended
	March 31, 2002	March 31, 2001
Cash flows from operating activities:
Loss from operating activities	$(314)	$(214)
Items not requiring an outlay of funds
Amortization	29	126
Minority interest	(2)	(6)
	(287)	(94)
Changes in non-cash working capital
Accounts receivable	131	167
Inventory	(1)	37
Prepaid expenses	237	1
Accounts payable and accrued liabilities	121	(254)
Customer deposits	(154)	-
Taxes payable	(59)	(48)
Reserve for employee termination indemnities	(60)	(15)
	(72)	(206)
Cash flows from financing activities:
Repayment of long-term debt	-	(14)
Increase in minority interest	120	29
Repayment of demand loans	(77)	(89)
Decrease in due to minority interest shareholders	(1)	(23)
Advances from affiliated parties	101	-
	143	(97)
Cash flows from investing activities:
Disposals of tangible assets	7	-
Sale (purchase) of long-term investments	7	(102)
Sale of other investments	-	1
Purchase of tangible assets	(2)	-
Purchase of intangible assets	(2)	-
	10	(101)
Effect of exchange rate changes on cash	(44)	66
Increase (decrease) in cash	37	(338)
Cash, beginning of period	398	554
Cash, end of period	$435	$216
Supplemental Disclosures
Interest paid	$16	$6
Income taxes paid	-	-

PRIME HOLDINGS AND INVESTMENTS INC.

(SUCCESSOR TO S.I.T.I. S.P.A. SOCIETA ITALIANA TELECOMMUNICAZIONI INTEGRATE)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2002

(U.S. Dollars in thousand)

The Company was incorporated on December 3, 1998, under the laws of the State of Nevada.

On August 8, 2001, the Company changed its name to Prime Holdings and Investments, Inc. (Prime) and acquired 100% of the shares of SITI S.p.A. Societa Italiana Telecommunicazioni Integrate (SITI), an Italian corporation.  The Company's principal activities are telecommunications and construction contracting.

1.     Nature of Business

S.I.T.I. S.p.A. owns majority interest in a group of companies specializing in the engineering and construction of transportation infrastructure and fiber optics networks; resort construction; manufacture and sale of telecommunications hardware and related network systems; and asset management and brokerage services for works of art.

Datico S.p.A. is established in 1981.  It is an information technology services company that specializes in the design, building and maintenance of advanced network systems. It manufactures and markets network components such as modems, converters, adapters, statistical multiplexers, ethernet hubs and media converters under the Datico trade name.  In addition,  Datico is a certified distributor for network component supply companies which includes Nokia, Cisco and Newbridge.

Datico Services S.p.A. is a switchless long distance reseller and prepaid phone cards supplier to ethnic group and call shop centers, focused in southern Italy.  Over the next 3 years, Datico Services S.p.A. will expand operations and continue its move into international telecommunications transmissions.

Kelti S.r.L. is a long distance reseller that aims at providing telephone systems to the banking sector in the eastern part of Italy, including the region of Abruzzo.

Impresa Mondelli S.r.L. is an engineering and general contracting company, specializing in the construction of cable and fiber optic networks, bridges, highways and commercial buildings.  Mondelli has a notable 120‑year history of partnering with major Italian construction companies and related consortia to from Temporary Associations of Enterprises, having completed major works throughout Italy.

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

Cash and cash equivalents

Cash and cash equivalents includes cash and those short‑term market instruments which, on acquisition, have a term to maturity of three months or less.

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

Property, plant and equipment

Property, plant and equipment are recorded at cost.  Amortization is provided annually on a straight-line basis at rates calculated to write‑off the assets over their estimated useful lives as follows except in the year of acquisition when one half of the rate is used.

Buildings                                                          3%

 Plant and machinery                                  15.50%

 Other equipment                                             25%

 Other plant and equipment                     12% - 25%

Intangible Assets

Intangible assets are stated at cost, reduced on a straight‑line basis to their net book value through provision for amortization provided at the following annual rates:

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

The Company evaluates the carrying value of goodwill and long-lived assets to be held and used.  The carrying value of an asset is considered impaired when the anticipated undiscounted cash flow form such assets is less than its carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value.  Fair market value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved.  Losses on long‑lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced by the cost of disposition of such assets.

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

Income taxes

National corporate taxes (IRPEG) in Italy are levied on book income adjusted for disallowable  expenses at the rate of 36% (36% in 2001).

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

Reserve for Employee Termination Indemnities

Provision has been made, under Italian law and labour regulations, for termination indemnities to employees upon termination of employment.

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

Financial instruments

The estimated fair value of cash and equivalents, short‑term investments, accounts receivable, loans receivables, and accounts payable and accrued liabilities approximate their carrying amounts in the financial statements.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial statements.

3.     INVENTORY

	March 31	March 31
	2002	2001
Raw materials	$206	$-
Finished goods	1,871	1,195
	$2,077	$1,195

4.     PROPERTY, PLANT AND EQUIPMENT

			March 31	March 31
			2002	2001
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
Fixed assets construction in progress	$220	$-	$220	$206
Land and buildings	254	136	118	126
Other equipment	44	42	2	1
Other plant and equipment	281	149	132	60
Plant and machinery	1,382	1,065	317	179
	$2,181	$1,392	$789	$572

5.     INVESTMENTS AND OTHER INVESTMENTS

	March 31	March 31
	2002	2001
Investments in enterprises
Advances to sub-contractors of Impresa Mondelli Srl	$204	$-
Consortium Tecnos	510	511
Advances to Sardegna 97 S.p.A.	-	97
Total	$714	$608

Other investments

Other investments are represented by fixed interest securities.

6.     GOODWILL

	March 31	March 31
	2002	2001
Goodwill	$1,866	$1,664
Accumulated amortization	12	8
Total	$1,854	$1,656

7.     OTHER INTANGIBLE ASSETS

			March 31	March 31
			2002	2001
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
Intangibles in progress and advances	$-	$-	$-	$11
Licenses, trade-marks and similar rights	75	41	34	24
Others intangible assets	106	41	65	1
Patents and intellectual property rights	14	10	4	8
Research and development expenditures	7	5	2	1
	$202	$97	$105	$45

8.    DEMAND LOAN

Group companies have credit lines available to the extent of US $2.5 million at the interest rate of 7.25% - 9.75% on March 31, 2002.

9.     DUE TO AFFILIATED PARTIES

       The Company has advances payable to its majority shareholders which are non-interest bearing and no specific repayment terms.

10.   LONG-TERM DEBT

	March 31	March 31
	2002	2001
Mortgage payable to Credito Fondiario S.p.A., secured by building, no payment terms and non-interest bearing.
Balance	$107	$-
Mortgage payable to Comit (Banca Commerciale Italiana),
secured by building, requiring semi-annually payments of $4, including interest at 5.198%.
Balance	22	25
Mortgage payable to Ambrosiano Veneto, secured by building,
requiring semi-annually payments of $4, including interest at 4.675%.
Balance	51	62
	$180	$87
Less current portion	122	16
	$58	$71

10.   LONG-TERM DEBT (continue)

 Principal amounts due within the next three years on mortgages payable are as follows:

2003                                                                                    $            122

2004                                                                                                   53

2005                                                                                                     5

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

On September 25, 2001, the Company acquired 51% of the share capital of Artel S.r.l.  The Company  purchases, sells and brokers of works of art, paintings, furniture, watches, rugs, prints and antique drawings.  The purchase price was $7.

On October 7, 2001, the Company acquired 100% of the share capital of Sardegna 97 SpA.  The Company is developing on an 80‑Villa resort project in Sardinia.  The project is in Phase I with approximately 20% completed.  The purchase price was $112.  The purchase included goodwill with the amount of $101.

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

       Below are the sales and operating profit by segment for the three month period ended March 31, 2002 and a reconciliation of segment operating profit to earnings before income taxes.

	Construction	Telecommunication	Others	Total
Revenues	$317	$101	$-	$418
Operating expenses	444	393	3	840
Operating income (loss)	(127)	(292)	(3)	(422)
Other income (expenses)	16	96	-	112
Earnings (loss) before income
taxes and minority interest	$(111)	$(196)	$(3)	$(310)

14.  COMMITMENTS AND CONTINGENCIES

Group companies have provided guarantees to third parties relating to construction activities approximating US $11 million and has received guarantees approximating US $4 million.  These relate to construction projects substantially completed in prior years and will be terminated once final completion of the related projects has been authorized.

15.   RELATED PARTY TRANSACTIONS

 During the three month period the Company has received from the former shareholders of SITI S.p.A. $86 (2001 - nil) for reimbursement of acquisition expenses.

Item 2.  Management's Discussion and Analysis

This Management Discussion and Analysis presents a review of the consolidated operating results and financial condition of the Company for the quarter ended March 31, 2002. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company, its subsidiaries and associated companies. This section should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this report.

The accompanying consolidated financial statements include the accounts of the Company, its subsidiaries and associated companies. The consolidated financial statements include the operating results of each of these companies from the beginning of the quarter ended March 31, 2002. A list of the Company's subsidiaries is filed as Exhibit 21 to this Form 10-QSB.

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

From the date of incorporation on December 3, 1998, to September 13, 2000, the Company was a development stage company that did not have revenues from operations. From December 3, 1998 to February 25, 2000, the Company operated under the name Diligencia Technologies, Inc. and from February 25, 2000 to August 15, 2000, operated under the name MyTravelGuide.com Inc. As of September 13, 2001, S.I.T.I. held $1,337,000 in cash, a portion of which was used by the Company to satisfy its cash requirements.

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

RESULTS OF OPERATIONS

Quarter ended March 31, 2002 compared to quarter ended March 31, 2001.

Total revenues for the quarter ended March 31, 2002 were approximately $418,000, a decrease of 3%, as compared to revenues of approximately $430,000 for the quarter ended March 31, 2001.

The increase in revenue in 2002 as compared to 2001, is attributable to the Company's acquisition on September 13, 2002, of S.I.T.I. and its five subsidiaries and one associated company, as well as subsequent acquisitions of two subsidiary companies by S.I.T.I. from September 13, 2001 to December 31, 2001.

Discussion of Subsidiary Companies reporting revenue during fiscal 2001

The Company's subsidiary companies that reported revenues during first quarter 2002, are S.I.T.I., Datico, Datico Services, Impresa Mondelli, Kelti and SCA.

All the of the Company's revenues were generated by subsidiary companies operating in Italy.

Total expenses increased by $200,000 or 32%, from $640,000 for first quarter 2001, to $840,000 for first quarter 2002. All increases in total expenses were a result of acquisition of the Company's subsidiaries and associated companies on September 13, 2001.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIME HOLDINGS AND INVESTMENTS, INC.

/s/ Giovanni Iachelli

Giovanni Iachelli

President and Duly Authorized Officer