Form 10QSB
period 2002-06-30
PRIME HOLDINGS &  INVESTMENTS  INC
filed 2002-08-19
CIK 1111882

Form 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        for the period ended June 30, 2002

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:    53,527,000 shares common stock issued and outstanding as of June 30, 2002.

Transitional Small Business Disclosure Format (check one)    Yes _____    No   X

PART I - FINANCIAL INFORMATION

PRIME HOLDINGS AND INVESTMENTS INC.

Consolidated Interim Financial Statements

(Unaudited)

June 30, 2002

(U.S. Dollars in thousand)

PRIME HOLDINGS AND INVESTMENTS INC. CONTENTS

June 30, 2002

(U.S. Dollars in thousand)

INDEPENDENT ACCOUNTANTS' REPORT

CONSOLIDATED BALANCE SHEET	STATEMENT 1

CONSOLIDATED STATEMENT OF EARNINGS	STATEMENT 2

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY	STATEMENT 3

CONSOLIDATED STATEMENT OF CASH FLOWS	STATEMENT 4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

EVANCIC PERRAULT ROBERTSON

CERTIFIED GENERAL ACCOUNTANTS

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders

Prime Holdings and Investments Inc.

We have reviewed the accompanying consolidated balance sheet of Prime Holdings and Investments Inc. as at June 30, 2002 and the consolidated statements of earnings, stockholders' equity and cash flows for the six months ended June 30, 2002. These consolidated financial statements are the responsibility of Prime Holdings and Investments, Inc.'s management.

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

August 14, 2002

#102 - 1975 Lonsdale Avenue, North Vancouver, BC V7M 2K3

Telephone (604) 987-8101 Fax (604) 987-7194

Website: http//epr.ca Email: cga@eprnv.ca

Office Across Canada

Affiliates Around the World

PRIME HOLDINGS AND INVESTMENTS INC. STATEMENT 1

CONSOLIDATED BALANCE SHEET

June 30, 2002

(U.S. Dollars in thousand)
	June 30, 2002	June 30, 2001

ASSETS
Current:
Cash and cash equivalents	$660	$1,414
Accounts receivable, net of allowance for doubtful accounts (2002 - $108) (2001 - $96)	9,279	6,571
Inventory - note 3	2,401	1,219
Net construction work in progress	39	-
Prepaid expenses	342	21

	12,721	9,225

Long-term accounts receivable	-	71
Property, plant and equipment - note 4	853	768
Investments - note 5	624	974
Other investments - note 5	43	-
Goodwill - note 6	2,058	1,584
Other intangible assets - note 7	112	49

	$16,411	$12,671

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Demand loan - note 8	$3,454	$3,862
Accounts payable and accruals	6,723	3,213
Customer deposits	-	247
Corporate taxes payable	487	379
Current portion of long term debt - note 9	112	16

	10,776	7,717

Long-term debt - note 9	65	71
Reserve for employee termination indemnities	217	233
Minority interest	564	572
	11,622	8,593

Contingent liabilities / commitments - note 13

Stockholders' equity
Capital stock and additional paid-in capital	5,594	5,560
Other comprehensive income	579	(244)
Deficit	(1,384)	(1,238)
	4,789	4,078
	$16,411	$12,671

On behalf of the Board

_____________________________Director ________________________ Director

The accompanying notes are an integral part of these financial statements.

EVANCIC PERRAULT ROBERTSON

PRIME HOLDINGS AND INVESTMENTS INC. STATEMENT 2

CONSOLIDATED STATEMENT OF EARNINGS

For the periods ended June 30, 2002

(U.S. Dollars in thousand)
	Three Months Ended June 30		Six months ended June 30
	2002	2001	2002	2001
Revenue	$1,258	$2,032	$1,676	$2,462

Operating expenses
Amortization	77	127	107	253
Bank charges and interest	129	25	146	32
Other operating expenses	19	32	79	88
Other provisions	-	803	-	822
Outside services	743	500	1,313	599
Purchases	260	284	301	521
Rent	43	56	69	152
Salaries and benefits	80	180	178	180

	1,351	2,007	2,193	2,647

	(93)	25	(517)	(185)
Other income (expense)
Interest income	4	9	4	9
Miscellaneous	380	63	493	70
Extraordinary income	-	34	-	34

Loss before minority interest and income taxes	291	131	(20)	(72)

Income taxes	6	108	8	113

Loss before minority interest	285	23	(28)	(185)

Minority Interest	17	75	18	81

Net earnings (loss) for the period	$268	$(52)	$(46)	$(266)

Weighted average common shares outstanding	53,527	53,527	53,527	53,527

Earnings (loss) per share	$0.005	$(0.001)	$(0.001)	$(0.005)

The accompanying notes are an integral part of these financial statements.

EVANCIC PERRAULT ROBERTSON

PRIME HOLDINGS AND INVESTMENTS INC. STATEMENT 3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the six months ended June 30, 2002

(U.S. Dollars in thousand)
	Common Stock
	Common Stock Number(000)	and Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total
Balance, December 31, 2000	740	4,623	(972)	(1)	3,650
Net loss for the period	-	937	(266)	(243)	428

Balance, June 30, 2001	740	5,560	(1,238)	(244)	4,078

Increase in paid-in capital in SITI
S.p.A. before reverse

Reverse Acquisition
Pre-acquisition shares of Prime
Holdings and Investment Inc.,
(Note 2)	3,527	34	-	-	34

Issuance of common shares for
reverse acquisition of SITI on
September 13, 2001	50,000	-	-	-	-

Less exchange of SITI S.p.A.
shares	(740)	-	-	-	-

Balance after reverse acquisition	53,527	5,594	(1,238)	(244)	4,112

Net loss for the period	-	-	(100)	253	153

Balance, December 31, 2001	53,527	5,594	(1,338)	9	4,265
Net income (loss) for the period	-	-	(46)	570	524

Balance, June 30, 2002	53,527	$5,594	$(1,384)	$579	4,789

The accompanying notes are an integral part of these financial statements.

EVANCIC PERRAULT ROBERTSON

PRIME HOLDINGS AND INVESTMENTS INC. STATEMENT 4

CONSOLIDATED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2002

(U.S. Dollars in thousand)
	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Cash flows from operating activities:
Loss from operating activities	$(47)	$(266)
Items not requiring an outlay of funds
Amortization	107	253
Minority interest	18	81
	78	68

Changes in non-cash working capital
Accounts receivable	(2,691)	(263)
Long-term receivables	-	(61)
Inventory	(71)	(39)
Net construction work in progress	(36)	-
Prepaid expenses	580	-
Accounts payable and accrued liabilities	2,059	134
Customer deposits	(454)	245
Corporate taxes payable	40	3
Reserve for employee termination indemnities	(67)	(15)
	(562)	72

Cash flows from financing activities:
Proceeds (repayment) of long-term debt	(22)	4
Increase in minority interest	110	116
Increase in share capital/paid in capital	-	(937)
Proceeds of demand loans	600	1,320
Decrease in due to minority interest shareholders	(109)	-
	579	503

Cash flows from investing activities:
Purchases of capital assets	(15)	(223)
Sale (purchase) of long-term investments	40	(272)
Sale of other investments	119	141
Net cash acquired on acquisition of business	-	738
	144	384

Effect of exchange rate changes on cash	101	(99)

Increase in cash	262	860

Cash, beginning of period	398	554

Cash, end of period	$660	$1,414

Supplemental Disclosures
Interest paid	$147	$6
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements.

EVANCIC PERRAULT ROBERTSON

PRIME HOLDINGS AND INVESTMENTS INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2002

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

Datico S.p.A. is established in 1981. It is an information technology services company that specialises in the design, building and maintenance of advanced network systems. It manufactures and markets network components such as modems, converters, adapters, statistical multiplexers, ethernet hubs and media converters under the Datico trade name. In addition, Datico is a certified distributor for network component supply companies which includes Nokia, Cisco and Newbridge.

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

Accounts payable	34
Total liabilities assumed on acquisition	34

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

Intangible Assets

Intangible assets are stated at cost, reduced on a straight-line basis to their net book value through provision for amortization provided at the following annual rates:

Licences, trade-marks and similar rights	20%
Patents and intellectual property rights	33%
Purchased goodwill	10%
Other intangible assets	20%

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

Construction activities:

Construction contracts range up to 8 years in length and revenues are recognized using the percentage-of-completion method. Percentage-of-completion is calculated using the cost-to-cost method.

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

3. INVENTORY

	June 30 2002	June 30 2001
Raw materials	$ 233	$ -
Finished goods	2,168	1,219
	$ 2,401	$ 1,219

4. PROPERTY, PLANT AND EQUIPMENT

			June 30 2002	June 30 2001
	Cost	Accumulated Amortization	Net Book Value	Net Book Value
Fixed assets construction in progress	$ 251	$ -	$ 251	$ 198
Land and buildings	284	154	130	119
Other equipment	376	364	12	17
Other plant and equipment	316	174	142	63
Plant and machinery	1,061	743	318	371
	$ 2,288	$ 1,435	$ 853	$ 768

5. INVESTMENTS AND OTHER INVESTMENTS
	June 30 2002	June 30 2001
Investments in enterprises

Advances to sub-contractors of Impresa Mondelli Srl	$ 54	$ -
Consortium Tecnos	570	490
Advances to Sardegna 97 S.p.A.	-	108
Advances to Kelti SrL	-	303
Advances to Artel SrL	-	73
Total	$ 624	$ 974

Other investments

Other investments are represented by fixed interest securities.

6. GOODWILL

	June 30 2002	June 30 2001
Goodwill	$ 2,072	$ 1,592
Accumulated amortization	14	8
Total	$ 2,058	$ 1,584

7. OTHER INTANGIBLE ASSETS

			June 30 2002	June 30 2001
	Cost	Accumulated Amortization	Net Book Value	Net Book Value
Intangibles in progress and advances	$ -	$ -	$ -	$ 10
Licences, trade-marks and similar rights	85	55	30	27
Others intangible assets	127	50	77	4
Patents and intellectual property rights	16	13	3	8
Research and development expenditures	8	6	2	-
	$ 236	$ 124	$ 112	$ 49

8. DEMAND LOAN

Group companies have credit lines available to the extent of US $3.5 million at interest rates of 7.25% - 9.75% on June 30, 2002.

9. LONG-TERM DEBT

	June 30 2002	June 30 2001
Mortgage payable to Credito Fondiario S.p.A., secured by building, no payment terms and non-interest bearing.
Balance	$ 97	$ -
Mortgage payable to Comit (Banca Commerciale Italiana), secured by building, requiring semi-annually payments of $4, including interest at 5.198%.
Balance	24	25
Mortgage payable to Ambrosiano Veneto, secured by building, requiring semi-annually payments of $4, including interest at 4.675%.
Balance	56	62
	$ 177	$ 87
Less current portion	112	16
	$ 65	$ 71

9. LONG-TERM DEBT (continue)

Principal amounts due within the next three years on mortgages payable are as follows:

2003	$ 112
2004	56
2005	9

10. CAPITAL STOCK

Authorized: 500,000,000 common shares with par value of $0.0001

100,000,000 preferred shares with par value of $0.001

11. ACQUISITIONS

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

On October 7, 2001, the Company acquired 100% of the share capital of Sardegna 97 SpA. The Company is developing on an 80-Villa resort project in Sardinia. The project is in Phase I with approximately 20% completed. The purchase price was $112. The purchase included goodwill with the amount of $101.

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

12. SEGMENTED INFORMATION

Telecommunications

The telecommunication segment supplies and installs telecommunication equipment in Italy under contractual agreements with major telecommunication equipment suppliers.

Construction

The construction segment contracts to build major highway projects in Italy under long-term contracts ranging up to 8 years in length.

Below are the sales and operating profit by segment for the three month period ended

June 30, 2002 and a reconciliation of segment operating profit to earnings before income taxes.
	Construction	Telecommunication	Total
Revenues	$ 890	$ 369	$ 1,259
Operating expenses	953	399	1,352
Operating income (loss)	(63)	(30)	(93)
Other income (expenses)	19	365	384
Earnings (loss) before income taxes and minority interest	$ (44)	$ 335	$ 291

13. COMMITMENTS AND CONTINGENCIES

Group companies have provided guarantees to third parties relating to construction activities approximating US $11 million and has received guarantees approximating US $4 million. These relate to construction projects substantially completed in prior years and will be terminated once final completion of the related projects has been authorized.

14. RELATED PARTY TRANSACTIONS

During the three month period the Company has received from the former shareholders of SITI S.p.A. $6 (2001 - nil) for reimbursement of acquisition expenses.

Item 2.  Management's Discussion and Analysis

This Management Discussion and Analysis presents a review of the consolidated operating results and financial condition of the Company for the quarter ended June 30, 2002. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company, its subsidiaries and associated companies. This section should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this report.

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