Form 10QSB/A
period 2002-06-30
PRIME HOLDINGS &  INVESTMENTS  INC
filed 2002-09-12
CIK 1111882

Amended Form 10-QSB

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

3. INVENTORY

	June 30 2002	June 30 2001
Raw materials	$ 233	$ -
Finished goods	2,168	1,219
	$ 2,401	$ 1,219

4. PROPERTY, PLANT AND EQUIPMENT

			June 30 2002	June 30 2001
	Cost	Accumulated Amortization	Net Book Value	Net Book Value
Fixed assets construction in progress	$ 251	$ -	$ 251	$ 198
Land and buildings	284	154	130	119
Other equipment	376	364	12	17
Other plant and equipment	316	174	142	63
Plant and machinery	1,061	743	318	371
	$ 2,288	$ 1,435	$ 853	$ 768

5. INVESTMENTS AND OTHER INVESTMENTS
	June 30 2002	June 30 2001
Investments in enterprises

Advances to sub-contractors of Impresa Mondelli Srl	$ 54	$ -
Consortium Tecnos	570	490
Advances to Sardegna 97 S.p.A.	-	108
Advances to Kelti SrL	-	303
Advances to Artel SrL	-	73
Total	$ 624	$ 974

Other investments

Other investments are represented by fixed interest securities.

6. GOODWILL

	June 30 2002	June 30 2001
Goodwill	$ 2,072	$ 1,592
Accumulated amortization	14	8
Total	$ 2,058	$ 1,584

7. OTHER INTANGIBLE ASSETS

			June 30 2002	June 30 2001
	Cost	Accumulated Amortization	Net Book Value	Net Book Value
Intangibles in progress and advances	$ -	$ -	$ -	$ 10
Licenses, trade-marks and similar rights	85	55	30	27
Others intangible assets	127	50	77	4
Patents and intellectual property rights	16	13	3	8
Research and development expenditures	8	6	2	-
	$ 236	$ 124	$ 112	$ 49

8. DEMAND LOAN

Group companies have credit lines available to the extent of US $3.5 million at interest rates of 7.25% - 9.75% on June 30, 2002.

9. LONG-TERM DEBT

	June 30 2002	June 30 2001
Mortgage payable to Creditor Fondiario S.p.A., secured by building, no payment terms and non-interest bearing.
Balance	$ 97	$ -
Mortgage payable to Comit (Banca Commerciale Italiana), secured by building, requiring semi-annually payments of $4, including interest at 5.198%.
Balance	24	25
Mortgage payable to Ambrosiano Veneto, secured by building, requiring semi-annually payments of $4, including interest at 4.675%.
Balance	56	62
	$ 177	$ 87
Less current portion	112	16
	$ 65	$ 71

9. LONG-TERM DEBT (continue)

Principal amounts due within the next three years on mortgages payable are as follows:

2003	$ 112
2004	56
2005	9

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

RESULTS OF OPERATIONS

Quarter ended June 30, 2002 compared to quarter ended June 30, 2001.

Total revenues for the quarter ended June 30, 2002 were $1,257,785, a decrease of 38%, as compared to revenues of $2,032,000 for the quarter ended June 30, 2001.

Discussion of Subsidiary Companies reporting revenue during fiscal 2002

The Company's subsidiary companies that reported revenues during second quarter 2002, are Datico, Datico Services, Impresa Mondelli, SITI and Kelti.

During second quarter 2002, Datico had revenues of $82,800, a decrease of 82%, compared to revenues of $465,000 during the same quarter 2001.

During second quarter 2002, Datico Services, had revenues of $2,359 a decrease of 94%, compared to revenues of $38,000 during the same quarter 2001.

During second quarter 2002, Impresa Mondelli, had revenues of $888,817, a decrease of 31%, compared to $1,285,000 revenues during the same quarter 2001

During second quarter 2002, SITI, had revenues of $58,613 a decrease of 46%, compared to revenues of $109,000 during the same quarter 2001.

During second quarter 2002, Kelti had revenues of $225,196 an increase of 67%, compared to revenues of $135,000 during the same quarter 2001.

All the of the Company's revenues were generated by subsidiary companies operating in Italy.

Total expenses decreased by $656,000 or 33%, from $2,007,000 for second quarter 2001, to $1,351,000 for second quarter 2002. All increases in total expenses were a result of acquisition of the Company's subsidiaries and associated companies on September 13, 2001. Employment compensation and related costs decreased by $100,000 or 55%, from $180,000 for second quarter 2001 to $80,000 for second quarter 2002.

Occupancy and rental costs decreased by $13,000 or 23%, from $56,000 for second quarter 2001 to $43,000 for first quarter 2002.

Depreciation and amortization decreased by $50,000 or 39%, from $127,000 for second quarter 2001 to $77,000 for second quarter 2002, due to amortization associated with assets acquired during acquisition of SITI in September 13, 2001, and subsequent acquisitions of subsidiary companies by SITI up to December 31, 2001.

The income tax provision decreased from $108,000 for second quarter 2001 to $6,000 for first quarter 2002. An income of $285,000 was recorded in the second quarter 2002, as a result of the operations of and expenses incurred by subsidiary companies.

As a consequence of the foregoing, Prime's operating income increased from $23,000 for second quarter 2001, to an income of $285,000 for second quarter 2002.

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

/s/ John Visendi

John Visendi

CEO and Duly Authorized Officer