Form 10QSB
period 2002-09-30
PRIME HOLDINGS &  INVESTMENTS  INC
filed 2002-11-19
CIK 1111882

Form 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        for the period ended September 30, 2002

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:    53,527,000 shares common stock issued and outstanding as of September 30, 2002.

Transitional Small Business Disclosure Format (check one)    Yes _____    No   X

PART I - FINANCIAL INFORMATION

PRIME HOLDINGS AND INVESTMENTS INC.

Consolidated Interim Financial Statements

(Unaudited)

September 30, 2002

(U.S. Dollars in thousand)

PRIME HOLDINGS AND INVESTMENTS INC. CONTENTS

September 30, 2002

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

Prime Holdings and Investments Inc.

We have reviewed the accompanying consolidated balance sheet of Prime Holdings and Investments Inc. as at September 30, 2002 and the consolidated statements of earnings, stockholders' equity and cash flows for the nine months ended September 30, 2002. These consolidated financial statements are the responsibility of Prime Holdings and Investments, Inc.'s management.

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

November 18, 2002

#102 - 1975 Lonsdale Avenue, North Vancouver, BC V7M 2K3

Telephone (604) 987-8101 Fax (604) 987-7194

Website: http//epr.ca Email: cga@eprnv.ca

Office Across Canada

Affiliates Around the World

PRIME HOLDINGS AND INVESTMENTS INC. STATEMENT 1

CONSOLIDATED BALANCE SHEET

September 30, 2002

(U.S. Dollars in thousand)
	2002		2001

ASSETS
Current:
Cash and cash equivalents		$450	$1,319
Short-term investments		--	18
Accounts receivable, net of allowance for doubtful accounts (2002 - $512, 2001 - $54)		5,997	6,246
Inventory - note 3		2,446	1,147
Prepaid expenses		339	23

		9,232	8,753

Long-term accounts receivable		1,212	879
Property, plant and equipment - note 4		827	793
Investments - note 5		625	1,356
Other investments - note 5		100	144
Goodwill - note 6		2,058	1,811
Other intangible assets - note 7		101	41

		$14,155	$13,777

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Demand loan - note 8		$3,125	$2,674
Accounts payable and accruals		5,866	2,948
Customer deposits - note		-	1,957
Corporate taxes payable		508	614
Current portion of long term debt - note 9		112	15

		9,611	8,208

Other trade payables		--	169
Long-term debt - note 9		65	60
Due to minority interest shareholders		--	93
Reserve for employee termination indemnities		211	254
Minority interest		570	635
Preferred stocks		10	10
		10,467	9,429

Contingent liabilities / commitments - note 13

Stockholders' equity
Capital stock and additional paid-in capital		5,584	5,584
Other comprehensive income	`	167	(135)
Deficit		(2,063)	(1,101)
		3,688	4,348
		$14,155	$13,777

On behalf of the Board

_____________________________Director ________________________ Director

The accompanying notes are an integral part of these financial statements.

EVANCIC PERRAULT ROBERTSON

PRIME HOLDINGS AND INVESTMENTS INC. STATEMENT 2

CONSOLIDATED STATEMENT OF EARNINGS

For the periods ended September 30, 2002

(U.S. Dollars in thousand)
	Three Months Ended September 30		Nine months ended September 30
	2002	2001	2002	2001
Revenue	$246	$2,185	$1,922	$4,647

Operating expenses
Administrative expense	--	33	--	33
Amortization	36	22	143	75
Bank charges and interest	8	32	154	64
Other operating expenses	2	100	81	188
Other provisions	493	721	493	1,743
Outside services	217	473	1,530	1,072
Purchases	36	229	337	750
Rent	46	6	115	158
Salaries and benefits	62	309	240	489

	900	1,925	3,093	4,572

	(654)	260	(1,171)	75
Other income (expense)
Interest income	2	12	6	21
Miscellaneous	(19)	62	474	132
Extraordinary income	-	38	-	72

	(17)	112	480	225
Loss before minority interest and income taxes	(671)	372	(691)	300

Income taxes	3	142	11	255

Loss before minority interest	(674)	230	(702)	45
Minority Interest	5	94	23	175

Net loss for the period	$(679)	$136	$(725)	$(130)

Weighted average common shares outstanding	53,527	53,527	53,527	53,527

Earnings (loss) per share	$(0.013)	$0.003	$(0.014)	$(0.002)

The accompanying notes are an integral part of these financial statements.

EVANCIC PERRAULT ROBERTSON

PRIME HOLDINGS AND INVESTMENTS INC. STATEMENT 3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the nine months ended September 30, 2002

(U.S. Dollars in thousand)
	Common Stock
	Common Stock Number (000)	and Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total
Balance, December 31, 2000	740	4,623	(971)	(1)	3,651

Increase in paid-in capital in SITI
S.p.A. before reverse acquisition	--	937	--	--	937

Reverse Acquisition
Pre-acquisition shares of Prime
Holdings and Investment Inc.,
(Note 2)	3,527	34	-	-	34

Issuance of common shares for
reverse acquisition of SITI on
September 13, 2001	50,000	-	-	-	-

Allocation to issuance off preferred shares	--	(10)	--	--	--

Less exchange of SITI S.p.A.
shares	(740)	-	-	-	-

Net loss for the period	--	--	(130)	(134)	(264)
Balance, September 30, 2001	53,527	5,584	(1,101)	(135)	4,348

Net loss for the period	-	-	(237)	144	(93)

Balance, December 31, 2001	53,527	5,584	(1,338)	9	4,265
Net loss for the period	-	-	(725)	158	(567)

Balance, September 30, 2002	53,527	$5,574	$(2,063)	$167	3,688

The accompanying notes are an integral part of these financial statements.

EVANCIC PERRAULT ROBERTSON

PRIME HOLDINGS AND INVESTMENTS INC. STATEMENT 4

CONSOLIDATED STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2002

(U.S. Dollars in thousand)
	2002	2001
Cash flows from operating activities:
Loss from operating activities	$(725)	$(130)
Items not requiring an outlay of funds
Amortization	143	75
Minority interest	23	175
	(559)	120

Changes in non-cash working capital
Short-term investments	--	(18)
Accounts receivable	(246)	352
Long-term receivables	(1,141)	(638)
Inventory	110	118
Prepaid expenses	600	-
Accounts payable and accrued liabilities	1,272	(354)
Customer deposits	(467)	81
Other trade payables	--	164
Corporate taxes payable	60	69
Reserve for employee termination indemnities	(74)	(11)
	(445)	(117)

Cash flows from financing activities:
Proceeds (repayment) of long-term debt	(23)	(15)
Increase in minority interest	95	52
Proceeds from (payment of) demand loans	300	(113)
Decrease in due to minority interest shareholders	(112)	-
	260	(76)

Cash flows from investing activities:
Purchases of property, plant and equipment	(16)	(43)
Proceeds from (purchase of) long-term investments	41	185
Proceeds from (sale of) other investments	164	1
Net cash acquired on acquisition of business	-	811
Acquisition of goodwill	--	(5)
	189	949

Effect of exchange rate changes on cash	48	9

Increase in cash	52	765

Cash, beginning of period	398	554

Cash, end of period	$450	$1,319

Supplemental Disclosures
Interest paid	$154	$64
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements.

EVANCIC PERRAULT ROBERTSON

PRIME HOLDINGS AND INVESTMENTS INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2002

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

Datico S.p.A. is established in 1981. It is an information technology services company that specializes in the design, building and maintenance of advanced network systems. It manufactures and markets network components such as modems, converters, adapters, statistical multiplexers, ethernet hubs and media converters under the Datico trade name. In addition, Datico is a certified distributor for network component supply companies that includes Nokia, Cisco and Newbridge.

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

Artel S.r.L. is a company that specializes in the purchase, sale and brokerage of works of art, painting, furniture, watches, rugs, prints, antique drawings, antiques and contemporary works of art.

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

The acquisition by the Company of the shares of SITI S.p.A. on September 13, 2001 was accounted for as a reverse acquisition whereby SITI S.p.A. is considered the acquiring company. The comparative figures presented are those of SITI S.p.A.

Reverse acquisition

On September 13, 2001, the Company completed an agreement with the shareholders of SITI S.p.A., an Italian company, whereby the Company issued 50,000,000 common shares to acquire all of the issued and outstanding shares of SITI S.p.A. No cash was transacted.

The acquisition has been accounted for as a reverse takeover using the purchase method, and accordingly, for financial statement reporting purposes, the net assets of SITI have been included in the consolidated balance at book values, and the net assets of Prime have been recorded at fair market value at the date of acquisition. The consolidated operations of the Company for the period from January 1, 2001 to the date of acquisition September 13, 2001, are those of SITI and exclude the results of operations of Prime. The results of Prime are included in the consolidated statements of operations after the date of acquisition.

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

As the acquisition has been recorded as a reverse acquisition, the shares outstanding after the acquisition was used in the EPS calculations for the 2001 year.

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

3. INVENTORY

                                                                    September 30             September 30

                                                                            2002                         2001

Raw materials                                                     $ 234                         $ 1,051

Work in progress                                                     39                                96

Finished goods                                                   2,173                                 -

                                                                      $ 2,446                         $ 1,147

4. PROPERTY, PLANT AND EQUIPMENT

                                                                                           September 30  September 30

                                                                                                  2002                  2001

                                                                       Accumulated  Net Book          Net Book

                                                            Cost     Amortization     Value              Value

Fixed assets construction in progress     $ 251         $   -                 $ 251                 $ 212

Land and buildings                                   284           156                  128                    114

Other equipment                                      377           367                    10                      17

Other plant and equipment                        317          180                   137                      64

Plant and machinery                             1,064           763                   301                    386

                                                        $ 2,293     $ 1,466                $ 827                  $ 793

5. INVESTMENTS AND OTHER INVESTMENTS

                                                                                    September 30         September 30

                                                                                            2002                     2001

Investments in enterprises

Advances to sub-contractors of Impresa Mondelli Srl              $    54                     $      -

Consortium Tecnos                                                                 571                           526

Advances to affiliated companies                                                 -                            830

Total                                                                                 $ 625                      $ 1,356

Other investments

Other investments are represented by fixed interest securities.

6. GOODWILL

                                                                    September 30             September 30

                                                                            2002                             2001

Goodwill                                                             $ 2,072                         $ 1,820

Accumulated amortization                                           14                                  9

Total                                                                 $ 2,058                         $ 1,811

7. OTHER INTANGIBLE ASSETS

                                                                                                      September 30 September 30

                                                                                                              2002           2001

                                                                               Accumulated     Net Book     Net Book

                                                                    Cost     Amortization         Value         Value

Intangibles in process and advances               $   -         $     -             $       -             $     9

Licences, trade-marks and similar rights            116             92                   24                 23

Others intangible assets                                   127             51                   76                  3

Patents and intellectual property rights                16             15                     1                  6

Research and development expenditures               4               4                    -                   -

                                                                   $ 263         $ 162              $ 101             $ 41

8. DEMAND LOAN

Group companies have credit lines available to the extent of US $3.5 million at interest rates ranging from 7.25% - 9.75% on September 30, 2002.

9. LONG-TERM DEBT

                                                                                                    September 30   September 30

                                                                                                            2002                 2001

Mortgage payable to Credito Fondiario S.p.A., secured by building,

no specific payment terms and non-interest bearing.

          Balance                                                                                 $     97             $      -

Mortgage payable to Comit (Banca Commerciale Italiana), secured by building, requiring semi-annually payments of $4, including interest at 5.198%.

          Balance                                                                                       24                     24

Mortgage payable to Ambrosiano Veneto, secured by building, requiring semi-annually payments of $4, including interest at 4.675%.

          Balance                                                                                      56                      51

                                                                                                      $  177               $     75

          Less current portion                                                                   112                      15

                                                                                                                $   65                $     60

9. LONG-TERM DEBT (continue)

Principal amounts due within the next three years on mortgages payable are as follows:

2003                                $ 112

2004                                    56

2005                                      9

10. CAPITAL STOCK

Authorized: 500,000,000 common shares with par value of $0.0001

100,000,000 preferred shares with par value of $0.001

The preferred shares are convertible to common shares at the rate of one preferred share for four common shares after the trading value of the common shares exceeds $5 US per share for a period of at least 30 consecutive days.

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

Below are the sales and operating profit by segment for the nine month period ended September 30, 2002 and a reconciliation of segment operating profit to earnings before income taxes.

                                                    Construction     Telecommunication     Others     Total

Revenues                                         $ 1,266                     $ 655                   $     -     $ 1,921

Operating expenses                             1,585                     1,515                         4       3,104

Operating income (loss)                         (319)                     (860)                        (4)    (1,183)

Other income (expenses)                          39                       442                         -          481

Earnings (loss) before income

taxes and minority interest                 $ (280)                   $ (418)                   $   (4)   $ (702)

13. COMMITMENTS AND CONTINGENCIES

Group companies have provided guarantees to third parties relating to construction activities approximating US $11 million and has received guarantees approximating US $4 million. These relate to construction projects substantially completed in prior years and will be terminated once final completion of the related projects has been authorized.

14. RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2002 the Company has received from the former shareholders of SITI S.p.A. $107 (2001 - nil) for reimbursement of acquisition expenses.

Item 2.  Management's Discussion and Analysis

This Management Discussion and Analysis presents a review of the consolidated operating results and financial condition of the Company for the quarter ended September 30, 2002. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company, its subsidiaries and associated companies. This section should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this report.

The accompanying consolidated financial statements include the accounts of the Company, its subsidiaries and associated companies. The consolidated financial statements include the operating results of each of these companies from the beginning of the quarter ended September 30, 2002.

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

ITEM 3 Effectiveness of the registrant's disclosure controls and procedures

Within the 90-day period prior to the filing of this report, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the first quarter of fiscal year 2003, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

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

PRIME HOLDINGS AND INVESTMENTS, INC.

/s/ Giovanni Iachelli

Giovanni Iachelli

President and Duly Authorized Officer

CERTIFICATION PURSUANT TO SECTIONS 906 AND 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Giovanni Iachelli, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Prime Holdings and Investments, Inc. for the quarter ended September 30, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying offering officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19th, 2002

Giovanni Iachelli

By: Giovanni Iachelli

President