Form 10KSB
period 2002-12-31
PRIME HOLDINGS &  INVESTMENTS  INC
filed 2003-04-16
CIK 1111882

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        Date of Report: December 31, 2002

                      PRIME HOLDINGS AND INVESTMENTS, INC.
             (Exact name of registrant as specified in its charter)


          NEVADA                        000-30477                88-0421215
(State or other jurisdiction     (Commission File Number)      (IRS Employer
     of incorporation)                                       Identification No.)

                   521 FIFTH AVENUE, SUITE 1700, NEW YORK, NY
                    (Address of principal executive offices)

                  Registrant's Telephone Number: (212)292-4258

                             MYTRAVELGUIDE.COM, INC.
                           (Former name of Registrant)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For fiscal year ended December 31, 2002

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $0.0001 per share
                                (Title of Class)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. X Yes    No
                                                         ---   ---

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form

10-KSB or any amendment to this Form 10-KSB [X]

Issuer's revenues for the fiscal year ended December 31, 2002 were approximately $369,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 4, 2003 was $503,280.

As of December 31, 2002 the issuer had 8,351,077 shares of its common stock issued and outstanding after giving effect to a 1 for 6.5 reverse split which took effect as of the close of trading on March 28, 2003.

Transitional Small Business disclosure Format [ ] Yes [X] No

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         We were incorporated under the laws of the State of Nevada, on December 3, 1998, as Diligencia Technologies, Inc. On February 25, 2000, our name was changed to MyTravelGuide.com, Inc. On August 15, 2001, in contemplation of acquiring Societa Italiana Telecommunicazioni Integrate, SpA, (S.I.T.I.), our name was changed to Prime Holdings and Investments, Inc.

         On September 13, 2001, we entered a Share Purchase Agreement with S.I.T.I. Under the terms of this agreement, we purchased all of the issued and outstanding shares of S.I.T.I. in exchange for 45,000,000 shares of our common stock. In addition to the purchase price, 5,000,000 shares of our common stock were issued to finders and consultants.

BUSINESS OF ISSUER

         We are a holding company conducting our business through our wholly owned subsidiary, S.I.T.I., an Italian corporation principally engaged in merchant banking activities. From January 2000 to December 31, 2001, S.I.T.I. completed equity investments in eight Italian-based companies operating in three sectors: construction, telecommunications and special situations. These include the following companies: Sardegna '97 SpA; Artel SrL; Datico SpA; Datico's subsidiaries, Impresa Mondelli SrL and Datico Services SpA; and KELTI SrL. Our consolidated financial statements include the operating results of each of these companies from the beginning of the fiscal year ended December 31, 2002. During the year, however, Datico SpA entered bankruptcy proceedings in Italy. Prior to commencement of the bankruptcy proceedings, Datico sold its interests in Impresa Mondelli SrL and Datico Services SpA. S.I.T.I. is a party to an arbitration against the other shareholder of KELTI Srl, and a trustee has been appointed to protect the rights of the shareholders during the pendency of the arbitration.

         The accompanying consolidated financial statements include the accounts of Prime and companies that for accounting purposes have been designated as either subsidiaries or associated companies. The financial statements of our subsidiaries are consolidated as well. These include the accounts of S.I.T.I. and its subsidiaries described above. Investments in subsidiary companies are accounted for using the purchase method. Entities which are not controlled, and over which Prime does not exercise significant influence (referred to as associated companies), are accounted for using the cost method, including the accounts of Consorzio Tecnos.

         Our functional currency is the U.S. dollar. All amounts appearing in this report are in U.S. dollars. For our subsidiary and associated companies, whose functional currencies are other than U. S. dollars, amounts have been translated from such currency to U.S. dollars at exchange rates set forth in the Financial Statements included herein (see Note 2 to Financial Statements).

         As of December 31, 2002, Prime and its remaining subsidiaries had approximately $3,722,000 of assets on a consolidated basis.

         See Management's Discussion and Analysis of Results of Operations, for the net revenues and pre-tax earnings of each of our subsidiaries. See Notes to Consolidated Financial Statements included herein for our net revenues and pre-tax earnings in each principal areas in which we conduct business.

         At the closing of the acquisition of S.I.T.I. on September 13, 2001, S.I.T.I. had equity interests in the following six companies: Datico SpA, Datico Services SpA, Impresa Mondelli SrL, SCA SrL, KELTI Srl, and Consorzio Tecnos. From September 13, 2001, to December 31, 2001, S.I.T.I completed two additional equity investments, Artel SrL, and Sardegna '97 SpA; and divested itself of SCA SrL. The following table sets forth certain information as of December 31, 2002, regarding the remaining subsidiaries in which Prime has an equity investment:

COMPANY                         SHAREHOLDER          PERCENT HELD         DATE ACQUIRED              PRINCIPAL ACTIVITY
-------                         -----------          ------------         -------------              ------------------
S.I.T.I SPA                     PHII                 100%                 SEPTEMBER 2001             HOLDING COMPANY

ARTEL SRL                       S.I.T.I SPA          51%                  SEPTEMBER 2001             ART BROKERAGE
SARDEGNA 97 SPA                 S.I.T.I SPA          100%                 OCTOBER 2001               CONSTRUCTION

DATICO SPA*                     S.I.T.I SPA          51%                  JANUARY 2000               TELECOMMUNICATIONS

KELTI SRL*                      S.I.T.I SPA          51%                  NOVEMBER 2000              TELECOM. SYSTEMS

*Datico SpA is currently in bankruptcy proceedings in Italy. S.I.T.I. is a party to an arbitration against the other shareholder of KELTI Srl, and a trustee has been appointed to protect the rights of the shareholders during the pendency of the arbitration.

BUSINESS STRATEGY

         Management believes that because of the proliferation of leveraged buy-outs in the 1980's, the economic recession of the early 1990's and the record levels of high-yield debt issuances during the past several years, there are a large number of companies that have undergone, are undergoing or will undergo financial difficulties over the next several years. In order to remain viable, these companies typically undertake restructuring because of their high levels of debt. Our business strategy is, through our wholly owned subsidiary S.I.T.I., to operate and then acquire, privately owned, financially distressed companies with viable businesses and valuable assets, initially in Italy and thereafter, in Western Europe and the United States. As we are only dealing with private companies, it is not uncommon for the principals of these companies to personally guarantee all of such debt. Based upon the experience of our management and assuming we have the requisite financial resources, management believes that it will be able to identity investment opportunities, renegotiate and provide the necessary funds to pay off existing debt and other contractual obligations that these principals have personably guaranteed.

         We would provide the financing to enable financially distressed private companies to operate on an interim basis with a view towards selling off the businesses and assets in whole or in part. We would work with the principals of those companies to negotiate settlements with company creditors whose businesses and/or assets are to be acquired and who have personally guaranteed loans made to their companies and pledged personal assets to secure those loans.

         Prior to our involvement with a particular target company, we would form a new entity which would enter into an operating agreement with the target company. We would have complete operating autonomy with respect to the day to day operations of those companies. In consideration for giving up such autonomy to us, we would, either alone, or with joint venture partners, agree to provide the necessary capital, usually in the form of loans, to settle, on terms negotiated by us, with company creditors. We would also be paid a management fee from the operating revenues of the company. As part of the negotiations, we will negotiate the release of the principals of the target companies from their personal guarantees and free up their collateral. At such time as the creditors are paid off and the principals are released from their personal guarantees, we would become the owner of the target company and be in a position to sell off those businesses and assets.

         In order to achieve the foregoing, we will heavily rely on the experience of John Visendi, our Chief Operating Officer, who will identify, negotiate, manage and liquidate these investments. Mr. Visendi has substantial experience in identifying and working with financially distressed companies.

         Our primary investment objective will be to achieve short term capital appreciation by contracting to acquire financially distressed companies, operating those companies in the near term and selling off the businesses and assets of those companies at a profit. We believe that there are existing business opportunities in businesses that are generating substantial revenues in established markets, but which have undergone, or are in the process of undergoing, or are likely to undergo a financial restructuring pursuant to bankruptcy or reorganization proceedings. It is our intention ultimately to acquire the businesses and assets of those companies, at a discount to market value for comparable companies, that are not financially troubled. We may make these acquisitions either on our own or jointly with joint venture partners, none of whom, other than Pergarex SA, a principal of shareholder of Prime, have been identified.

         Given the amount of our capital resources, including that which may become available from a joint venture partner, including Pergarex, we estimate that we will be able to enter into agreements with up to two privately held, financially distressed companies in the fiscal year ending December 31, 2003.

         IDENTIFICATION AND ANALYSIS OF TARGET COMPANIES Our management and principals are individuals and companies that either have been or continue to be involved in the funding and business development of emerging, small and middle capitalization companies throughout Western Europe. Our management, primarily through Mr. Visendi, has broad abilities to perform traditional merchant banking functions such as deal selection and origination, due diligence, valuation and deal structuring. Our management and principals are exposed to a number of investment and acquisition opportunities each year; and have strong relationships with investment bankers, venture capitalists and other influential persons and entities in the financial services sector.

         We have also focused on a small collection of valuable fine art held by Artel and a real estate development held by Sardegna.

         COMPETITION Prime operates in a highly competitive environment with numerous well-established Italian, regional and foreign companies, and many smaller companies. Specifically, we compete with both domestic and international specialty and commercial finance companies, commercial banks, private mezzanine and private equity funds, venture capital companies, investment banks and other equity and non-equity based investment funds. We also compete with regional and national financial institutions and finance subsidiaries of large industrial corporations seeking to acquire new or complimentary business units.

SUBSIDIARY OPERATIONS

         Prime's current subsidiaries are engaged in a broad range of activities including merchant banking, construction, real estate development, telecommunications and special situations. No material part of our revenues, taken as a whole, are derived from a single customer or group of customers.

ARTEL SRL- On September 25, 2001, our subsidiary S.I.T.I., acquired 51% of the share capital of Artel S.r.L (Artel) the purchase price was US $6,827. Artel's principal offices are located at Viale Mentana 14/a 43100 Parma, Italy, and its telephone number is 39-02-7631-7701.

         Artel is a development stage company engaged in the purchase, resale and brokerage of fine art, antiques and collectables. As of December 31, 2002, Artel's assets consisted principally of art inventory including 12 paintings by 19th-century European artists. These paintings were acquired between September 2, 1999 and December 31, 2001. Two of these paintings are particularly valuable having been appraised at 30,000,000,000 Italian lire (approximately $15,000,000) in November 2001. However this valuation could change due to changes in the fine art market or, in terms of US dollars, due to currency fluctuation. Moreover, this valuation does not necessarily reflect actual proceeds which Artel would receive upon sale of these paintings which would be net of royalities, commissions and other costs of the sale. These paintings are reflected on our balance sheet at cost, which was approximately $813,000. Artel's collection of fine art is insured by Riunione Adriatica di Sicurta, of Milan, Italy.

         Artel's business is still in its development stage, and it has not generated any revenues to date. Artel plans to generate revenue through the purchase, resale and exhibition of fine art, as well as providing brokerage and related intermediary services to others wishing to purchase and sell fine art, antiques and collectibles.

         Artel specializes in 19th century fine art, as the company believes that investment opportunities in fine art originating in this period have not been fully exploited, representing significant unrealized potential. Artel's collection of fine art will be featured in rotating exhibitions of original artworks in museum and major galleries throughout Europe. Several of Artel's paintings have been reserved for exhibition by local museums and art galleries, and revenue from exhibitor rental is expected during 2003.

         In addition, Artel intends to function as a broker or intermediary, accepting property on consignment from selling clients. Artel will bill the buyer for property purchased, receive payment from the buyer and remit to the consignor, the consignor's portions of the buyer's payment after deducting Artel's commissions, expenses and applicable taxes.

         Artel has reserved the website address www.arteartel.it and expects to have the site completed by the third quarter of 2003. The website is one of several professional marketing techniques that Artel plans to deploy to stimulate purchaser interest, and match buyers and sellers. The website is intended for presale marketing and promotion only with all transactions being completed off-line.

SARDEGNA '97 SPA- On October 18, 2001, S.I.T.I., our subidiary, acquired all of the issued and outstanding shares of Sardegna '97 SpA (Sardegna). The purchase price was $112,472. Sardegna's principal offices are located at Via Lodi 47, 20135, Milan, Italy, and its telephone number is 39-02-7631-7701.

         Sardegna is a planned multi-villa luxury real estate resort development project in Sardinia, Italy. The project is in Phase I, with approximately 20% of the project completed, consisting of roads, electrical infrastructure, levelling of the land and landscaping. Initial sales were originally expected during the second quarter of 2002. However, this date has been extended because we are awaiting a possible zoning change which would allow us to increase in the number of villas allowed in the development. Impresa Mondelli SpA, a former subsidiary of S.I.T.I. was originally retained to build Sardegna, but because Datico sold its interest in Impresa Mondelli and it is no longer an affiliate of Prime, we are seeking an alternate construction company to complete the project once the zoning issues are resolved.

         During the fiscal year ended December 31, 2002, Datico SpA, S.I.T.I.'s 51%-owned subsidiary, filed for bankruptcy in Italy. The bankruptcy proceeding is pending, and a receiver has been appointed to oversee the fulfillment of certain outstanding orders. Prior to filing for bankruptcy, Datico sold its interests in Datico Services SpA, Impresa Mondelli Srl to third parties.

         S.I.T.I. is in arbitration proceedings regarding the disposition of the assets of its remaining subsidiary, Kelti, and a trustee has been appointed to protect the rights of the shareholders during the pendency of the arbitration.

GOVERNMENT REGULATION

         We are not subject to any significant governmental regulations that materially affects our operations.

EMPLOYEES

         As of December 31, 2002, Prime and its subsidiaries had 15 full time employees. Of these, three are performing executive and administrative functions and eight are performing accounting, financial and office functions.

ITEM 2. DESCRIPTION OF PROPERTY

         Prime's administrative office in the US is located at 521 Fifth Avenue, Suite 1700, New York, NY. We have entered into an agreement for use of that space for $175.00 per month. The agreement is terminable by either party on the first day of any month upon 60 days' prior notice.

         Prior to March 2003, our administrative office was located at 8275 South Eastern Avenue, Suite 200, Las Vegas, Nevada 89123, where we shared leased space under a month-to-month agreement in an executive office center. Under that arrangement, we paid $150 per month.

         S.I.T.I.'s principal executive and administrative offices are located in Italy, at Via Della Spiga, 22, Milan, 20121, which is leased pursuant to a year-to-year agreement. S.I.T.I. is obligated to pay $66,000 per year for its 210 square meter office space. We consider these administrative and executive offices to be adequate and suitable for S.I.T.I.'s current operations.

         Sardegna, prime's indirect, wholly-owned subsidiary, owns land in Sardinia, Italy on which it intends to build its planned development described above.

         There are no limitations on the percentage of assets which may be invested in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities. Such policy may be changed without a vote of security holders.

ITEM 3. LEGAL PROCEEDINGS

         Prime is not a party to any material legal proceedings and, to the best of our knowledge, no such action by or against it has been threatened.

         S.I.T.I, our wholly-owned subsidiary, is involved in an arbitration proceeding against the minority shareholder of Kelti Srl. The dispute involves the allocation and distribution of Kelti's profits, losses, assets and liabilities. A trustee has been appointed to ensure that no action is taken to prejudice either of the parties during the pendency of the arbitration.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted for a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our shares are listed on the OTC Bulletin Board, which requires all listed companies to be registered with the SEC under Section 13 or 15(d) of the Securities Exchange Act of 1934 and to be current in their required filings once so registered. Our common stock commenced trading in the fourth quarter of 2000, and its current trading symbol is PHIV.OB. The following table sets forth the high and low bid information for our common stock for each quarter, since the fourth quarter of 2000. Subsequent to August 2001, this information was obtained from Yahoo Finance!TM as provided by Commodity Systems, Inc. As these are over-the-counter market quotations, they reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions. All prices are adjusted to give effect to the 1 for 6.5 reverse split of our common stock which took effect at the close of trading on March 28, 2003.

2003:

     QUARTER ENDED:                                      HIGH                LOW
     -------------                                       ----                ---

     March 31                                             .26                .13



2002:

     QUARTER ENDED:                                      HIGH                LOW
     -------------                                       ----                ---

     December 31                                         .455                .13
     September 30                                       1.755               .325
     June 30                                            2.925              1.495
     March 31                                            3.25              1.495



2001:

     QUARTER ENDED:                                      HIGH                LOW
     -------------                                       ----                ---

     December 31                                        5.655              2.275
     September 30                                        5.85              2.925
     June 30                                              6.5              3.445
     March 31                                           7.111              3.452

         We have no outstanding options, warrants to purchase, or securities convertible into our common stock. We have not agreed to register any shares of our common stock for any shareholder. There are presently 8,351,077 shares of common stock issued and outstanding.

STOCKHOLDERS

         There are approximately 47 shareholders of record of our common stock.

DIVIDENDS

         Prime has not paid any dividends to date and does not plan to pay dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         Prime currently has no securities authorized for issuance under equity compensation plans. Our management is currently negotiating terms of such compensation, and such terms have yet to be decided.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

         This Form 10-KSB contains forward-looking statements. Such statements consist of any statement other than a recitation of historical facts and can be identified by words such as may, expect, anticipate, estimate, hopes, believes, continue, intends, seeks, contemplates, suggests, envisions or comparable language. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, including but not limited to: those risks associated with our ability to identify and raise additional capital to complete our acquisition of one or more other companies; our ability to raise, and our allocation of, resources as necessary to continue operations; our ability to generate cash flow from revenue or other sources; our ability to use our capital stock for acquisitions, paying expenses or other disbursements, attracting personnel or contractors and other business uses. Many of these factors are beyond our management's control. These uncertainties could cause our actual results to differ materially from the expectations reflected in these forward-looking statements. In light of these risks and uncertainties, we cannot be certain that the forward-looking information contained in this annual report on Form 10-KSB will, in fact, occur. Potential investors should consider carefully the previously stated factors, as well as the more detailed information contained elsewhere in this Form 10-KSB, before making a decision to invest in our common stock.

         The following is a discussion of our financial condition and results of operations as of the date of this Form 10-KSB. This discussion and analysis should be read in conjunction with the accompanying audited Financial Statements of Prime and subsidiaries, including the Notes thereto, which are included elsewhere herein.

GENERAL

         This Management's Discussion and Analysis presents a review of our consolidated operating results and financial condition for the fiscal years ended December 31, 2002 and 2001. This discussion and analysis is intended to assist in understanding the financial information of Prime, its subsidiaries and associated companies presented elsewhere herein. This section should be read in conjunction with our consolidated financial statements and the related notes.

         On September 13, 2001, we entered a Share Purchase Agreement (the Agreement) with Societa Italiana Telecommunicazioni Integrate, SpA (S.I.T.I.). Under the terms of the Agreement, Prime purchased all of the issued and outstanding shares of S.I.T.I. In consideration of the S.I.T.I. in exchange for 45,000,000 shares of its common stock. From January 2000 to December 31, 2001, S.I.T.I. completed equity investments in certain Italian-based companies operating in three sectors: construction, telecommunications and special situations. These companies included Datico SpA; Datico's subsidiaries, Impresa Mondelli SrL and Datico Services SpA; Sardegna '97 SpA; Artel SrL; and KELTI SrL. As a result of the worldwide downturn in the telecommunications industry, Datico, Impresa Mondelli, Datico Services and KELTI, all companies in that industry, lost significant value. Datico sold its interests in Impresa Mondelli and Datico Services and then, during fiscal 2002, entered bankruptcy proceedings in Italy. S.I.T.I. is in arbitration proceedings regarding the allocation and distribution of the profits, losses, assets and liabilities of KELTI, and a trustee has been appointed to protect the rights of the shareholders during the pendency of this arbitration. The two remaining subsidiaries, Artel SpA and Sardegna SpA are engaged in the fine art and real estate businesses, respectively.

         The consolidated financial statements contained elsewhere herein include the accounts of Prime and its subsidiaries and associated companies through December 31, 2002. Investments in subsidiary companies are accounted for using the purchase method. Entities which are not controlled, and over which Prime does not exercise significant influence (referred to as associated companies), are accounted for using the cost method. This includes the accounts of Consorzio Tecnos.


         From the date of incorporation on December 3, 1998, to September 13, 2001, Prime was a development stage company that did not have revenues from operations. From December 3, 1998 to February 25, 2000, Prime operated under the name Diligencia Technologies, Inc. and from February 25, 2000 to August 15, 2000, operated under the name MyTravelGuide.com Inc. As of September 13, 2001, S.I.T.I. held $1,337,000 in cash, a portion of which was used by Prime to satisfy its cash requirements.

         We believe Prime's existing cash balances will be sufficient to meet anticipated cash requirements for the next twelve months. We may, nonetheless, seek additional financing to support

Prime's activities during the next twelve months or thereafter, including private and/or public offerings of common stock, or seek out venture patners to provide with us to finance acquisitions. Such additional capital may not be available on reasonable terms, if at all, when needed or desired.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, RELATED PARTY TRANSACTIONS AND
CONTINGENCIES:

BASIS OF CONSOLIDATION

         The financial statements of our subsidiaries, are consolidated. Entities which are not controlled but over which the Prime has the ability to exercise significant influence, referred to as associated companies, are accounted for using the equity method. Investments in entities that we do not control or over which we do not exercise significant influence are accounted for using the cost method.
         Our acquisition of the shares of SITI S.p.A. on September 13, 2001 was accounted for as a reverse acquisition whereby SITI S.p.A. is considered the acquiring company. The comparative figures presented are those of SITI S.p.A.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents includes cash and those short-term market instruments which on acquisition, have a term to maturity of three months or less.

MARKETABLE SECURITIES

         Publicity traded securities deemed available-for-sale by Prime are measured at fair value. Gains and losses on available-for-sale securities are presented separately in the stockholders' equity section.

USE OF ESTIMATES

         The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financials statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVENTORY

         Inventory is recorded at the lower of cost and net realizable value. Cost is established on a LIFO basis. No reserve for obsolete and slow-moving inventories is deemed necessary.

INVESTMENTS

         Investments are shown at the lower of cost or fair market value.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are recorded at cost. Amortization is provided annually on a straight-line basis at rates calculated to write off the assets over their estimated useful lives as follows except in the year of acquisition when one half of the rate is used.

                           Buildings                                          3%
                           Plant and machinery                            15.50%
                           Other equipment                                   25%
                           Other plant and equipment                      12-25%

INTANGIBLE ASSETS

         Intangible assets are stated at cost, reduced on a straight-line basis to their net book value through provision for amortization provided at the following annual rates:

                           Licences, trade-marks and similar rights          20%
                           Patents and intellectual property rights          33%
                           Other intangible assets                           20%

         Additions during the year are amortized at the above rates.

GOODWILL

         Prior to July 2001 goodwill arising on consolidation was not amortized, whereas the goodwill arising on the acquisition of a business by SITI S.p.A. is amortized over 10 years.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. SFAS 142 recognizes that goodwill has an indefinite useful life and will no longer be subject to periodic amortization. Goodwill will be tested at least annually for impairment in lieu of amortization. The SFAS 142 requires that goodwill arising from acquisitions subsequent to June 30, 2001 should not be amortized.

         Prime evaluates the carrying value of goodwill and long-lived assets to be held and used. The carrying value of an asset is considered impaired when the anticipated undiscounted cash flow form such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced by the cost of disposition of such assets.

REVENUE RECOGNITION

TELECOMMUNICATION PRODUCTS AND SERVICES

         Revenue is recorded net of trade discounts and allowances upon shipment of products or rendering of services and when all significant contractual obligations have been satisfied and collection is reasonably assured.

CONSTRUCTION ACTIVITIES

         Construction contracts range up to 8 years in length and revenues are recognized using the percentage-of-completion method. Percentage of completion is calculated using the cost-to-cost method.

INCOME TAXES

         National corporate taxes (IRPEG) in Italy are levied on book income adjusted for disallowable expenses at the rate of 36%.

         In addition, a regional tax on value produced (IRAP) is levied at the rate of 4.25%. In accordance with principles established by the Italian accounting profession, this tax is classified with income taxes, even though certain significant costs and expenses (e.g. personnel costs and interest expense) are not deductible in the determination of the related IRAP tax liability.

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

         As the acquisition has been reported as a reserve acquisition, the shares outstanding after the acquisition was used in the EPS calculations for the 2001 year.

TRANSLATION OF FOREIGN CURRENCIES

         Our functional currency is the U.S. dollar. The financial statements of Prime's operations whose functional currency is other than the U. S. dollar are translated from such functional currency to U.S. dollars using the current rate method. Under the current rate method, assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Revenues and expenses, including gains and losses on foreign exchange transactions, are translated at average rates for the period. Where the current rate method is used, the unrealized translation gains will be accumulated in other comprehensive income under the shareholders' equity section.

FINANCIAL INSTRUMENTS

         The estimated fair value of cash and equivalents, short-term investments, accounts receivable, loans receivable, and accounts payable and accrued liabilities approximate their carrying amounts in the financial statements. Unless otherwise noted, it is management's opinion that Prime is not exposed to significant interest, currency, or credit risks arising from these financial statements.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2002 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2001

         Total revenues for the year ended December 31, 2002 were approximately $369,000, an increase of $330,000, or 846.2%, as compared to revenues of approximately $39,000 for the year ended December 31, 2001. All the of these revenues were generated by subsidiary companies operating in Italy. During fiscal 2002, revenues were primarily generated by Kelti SpA for telecommunications services and by consulting fees generated directly by S.I.T.I.

         Operating expenses for the year ended December 31, 2002 were approximately $897,000, an increase of $368,000 or 69.6%, from approximately $529,000 for fiscal 2001. This increase in operating expenses was primarily due to legal and other professional fees and travel expenses.

         During the year ended December 31, 2002, Prime reported a loss from discontinued operations of approximately $830,000 and a loss from the sale of subsidiaries of $1,116,000. This resulted from the sale and/or discontinuation of activities of its subsidiaries in the telecommunications industry.

         Amortization was approximately $47,000 for the year ended December 31, 2002, representing a decrease of approximately $17,000, or 26.6%, from $64,000 for fiscal 2001.

         Miscellaneous income of approximately $469,000 for the year ended December 31, 2002 consisted of invoices reimbursed from former S.I.T.I. shareholders for expenses associated with the reverse acquisition, including legal, accounting, travel and consulting.

         As a consequence of the foregoing, Prime's net loss increased for the year ended December 31, 2002 to approximately $2,274,000 compared with approximately $366,000.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2002, Prime had working capital of approximately $1,382,000. Approximately $983,000 of our current assets consist of accounts receivable primarily from customers of Kelti net of allowances for doubtful accounts. Going forward, we expect our primary sources of working capital to be debt and/or equity financing.

         Prime and its subsidiaries used approximately $172,000 in cash from operating activities, after taking account of losses from operations, sale and discontinuation of subsidiaries, amortization and minority interest. During the year ended December 31, 2002, cash flows from financing activities were approximately $37,000 and from investing activities were approximately $6,000.

         We issued no new shares of stock during 2002, nor did we otherwise attempt to raise capital. We have issued shares of common stock from time to time in the past to satisfy certain obligations and expect in the future to continue to acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of our capital stock. If operations and cash flow can be improved through these efforts, we believe that our liquidity problems will be resolved and that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations.

ITEM 7. FINANCIAL STATEMENTS

Following are the audited financial statements of Prime and its subsidiaries for the year ended December 31, 2002. Please note that all of the figures stated in the financial statements are rounded to the nearest thousand U.S. Dollars.

                       PRIME HOLDINGS AND INVESTMENTS INC.
                 (SUCCESSOR TO S.I.T.I. S.P.A. SOCIETA ITALIANA
                          TELECOMMUNICAZIONI INTEGRATE)
                        Consolidated Financial Statements

                           December 31, 2002 and 2001
                           (U.S. Dollars in thousands)

PRIME HOLDINGS AND INVESTMENTS INC.                                     CONTENTS
(SUCCESSOR TO S.I.T.I. S.P.A. SOCIETA ITALIANA TELECOMMUNICAZIONI INTEGRATE) CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
(U.S. DOLLARS IN THOUSAND)
================================================================================

          INDEPENDENT AUDITORS' REPORT


          CONSOLIDATED BALANCE SHEETS                                STATEMENT 1


          CONSOLIDATED STATEMENTS OF EARNINGS                        STATEMENT 2


          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY            STATEMENT 3


          CONSOLIDATED STATEMENTS OF CASH FLOWS                      STATEMENT 4


          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                [GRAPHIC OMITTED]
                           EVANCIC PERRAULT ROBERTSON
                          CERTIFIED GENERAL ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Prime Holdings and Investments Inc.
(Successor to S.I.T.I. S.p.A. Societa Italiana Telecommunicazioni Integrate) (Formerly MytravelGuide.com, Inc. which was formerly Diligencia Technologies, Inc.)

We have audited the accompanying consolidated balance sheet of Prime Holdings and Investments Inc. (Successor to S.I.T.I. S.p.A. Societa Italiana Telecommunicazioni Integrate) as of December 31, 2002 and 2001 and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Prime Holdings and Investments Inc. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

EVANCIC PERRAULT ROBERTSON

CERTIFIED GENERAL ACCOUNTANTS

North Vancouver, B.C.
March 28, 2003

            #102 - 1975 Lonsdale Avenue, North Vancouver, BC V7M 2K3
                   Telephone (604) 987-8101 Fax (604) 987-7194
                   Website: http//epr.ca Email: eprnv@istar.ca
                              Office Across Canada
                           Affiliates Around the World

PRIME HOLDINGS AND INVESTMENTS INC.                                  STATEMENT 1
(SUCCESSOR TO S.I.T.I. S.P.A. SOCIETA ITALIANA TELECOMMUNICAZIONI INTEGRATE) CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001
(U.S. Dollars in thousands)
================================================================================

                                                                      2002        2001
--------------------------------------------------------------------------------------
ASSETS
Current:
    Cash and cash equivalents                                     $    108    $    398
    Accounts receivable, net of allowance for doubtful accounts
     (2002 - $18) (2001 - $108)                                        983       5,673
    Advances receivables                                              --            87
    Inventory                                                        1,142       2,078
    Prepaid expenses                                                     6         871
--------------------------------------------------------------------------------------
    Total current assets                                             2,239       9,107

Property, plant and equipment                                          600         816
Investments at cost                                                    608         510
Other investments                                                      100         155
Goodwill                                                               100       1,856
Other intangible assets                                                 75         110
--------------------------------------------------------------------------------------
TOTAL ASSETS                                                      $  3,722    $ 12,554
======================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Demand loan                                                   $   --      $  2,504
    Accounts payable and accruals                                      736       4,004
    Customer deposits                                                 --           442
    Payroll and benefit-related liabilities                              5         387
    Corporate taxes payable                                             18          10
    Current portion of long term debt                                   98         122
--------------------------------------------------------------------------------------

    Total current liabilities                                          857       7,469

Due to directors                                                        22        --
Long-term debt                                                        --            58
Due to minority stockholders                                          --           106
Reserve for employee termination indemnities                             2         259
Minority interest                                                       80         397
Preferred stocks                                                        10          10
--------------------------------------------------------------------------------------
Total liabilities                                                      971       8,299
--------------------------------------------------------------------------------------

Stockholders' equity
    Capital stock and additional paid-in capital - note 11           5,822       5,584
    Deficit                                                         (3,611)     (1,337)
    Other comprehensive income                                         540           8
--------------------------------------------------------------------------------------
    Total stockholders' equity                                       2,751       4,255
--------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  3,722    $ 12,554
======================================================================================

PRIME HOLDINGS AND INVESTMENTS INC.                                  STATEMENT 2
(SUCCESSOR TO S.I.T.I. S.P.A. SOCIETA ITALIANA TELECOMMUNICAZIONI INTEGRATE) CONSOLIDATED STATEMENTS OF EARNINGS
Year ended December 31, 2002 and 2001
(U.S. Dollars in thousands except loss per share)
--------------------------------------------------------------------------------

                                                                      2002        2001
--------------------------------------------------------------------------------------

REVENUE
    Consulting fees                                                $    63    $     --
    Installation services                                              306          39
--------------------------------------------------------------------------------------
                                                                       369          39
COST OF SALES                                                          255           2
--------------------------------------------------------------------------------------

GROSS MARGIN                                                           114          37
--------------------------------------------------------------------------------------

OPERATING EXPENSES
    Administrative expenses                                             88          35
    Depreciation                                                        47          64
    Bank charges and interest                                           --           1
    Other operating expenses                                           306          44
    Other provisions                                                    --           1
    Outside services                                                   322         301
    Rent                                                               111          83
    Salaries and benefits                                               23         --
--------------------------------------------------------------------------------------
                                                                       897         529
--------------------------------------------------------------------------------------
OPERATING LOSS                                                        (783)       (492)
--------------------------------------------------------------------------------------

OTHER INCOME
    Interest income                                                      7           7
    Miscellaneous - note 4                                             469         249
--------------------------------------------------------------------------------------
                                                                       476         256
--------------------------------------------------------------------------------------
                                                                      (307)       (236)
DISCONTINUED OPERATIONS
    Loss from discontinued operations
       (including a $1,116 loss on disposal,
            net of income taxes - nil)                               1,946         236
--------------------------------------------------------------------------------------

                                                                     1,946         236
--------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST                      (2,253)       (472)
INCOME TAXES                                                             7          10
--------------------------------------------------------------------------------------
LOSS BEFORE MINORITY INTEREST                                       (2,260)       (482)
MINORITY INTEREST                                                       14        (116)
--------------------------------------------------------------------------------------
NET LOSS FOR THE YEAR                                              $(2,274)   $   (366)
======================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                           8,351       8,351
======================================================================================

LOSS PER SHARE                                                     $(0.272)    $(0.044)
======================================================================================

PRIME HOLDINGS AND INVESTMENTS INC.                                  STATEMENT 3
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Year ended December 31, 2002 and 2001
(U.S. Dollars in thousands)
================================================================================

                                                                           COMMON STOCK
                                                            COMMON STOCK       AND                            OTHER
                                                               NUMBER       ADDITIONAL     ACCUMULATED    COMPREHENSIVE
                                                               (000)      PAID-IN CAPITAL    DEFICIT          INCOME         TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                      740           4,623            (971)             (1)          3,651
------------------------------------------------------------------------------------------------------------------------------------

Increase in paid-in capital in SITI
      S.p.A. before reverse
      acquisition                                              --               937            --              --               937

Reverse Acquisition
      Pre-acquisition shares of Prime
      Holdings and Investment Inc.,                           3,527              34            --              --                34

      Issuance of common shares for
      reverse acquisition of SITI on
      September 13, 2001                                     50,000            --              --              --              --

       Allocation to issuance of
      preferred shares                                         --               (10)           --              --              --

      Less exchange of SITI S.p.A
       shares                                                  (740)           --              --              --              --

Net loss for the year                                          --              --              (366)              9            (357)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                                   53,527           5,584          (1,337)              8           4,255
Net loss for the year                                          --              --            (2,274)            532          (1,742)
Issuance of shares for services rendered                        755              95            --              --                95
Increase in paid in capital                                    --               143            --              --               143
Reverse stock split 1 for every
  6.5 shares on March 28, 2003                              (45,931)           --              --              --              --
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2002                                    8,351           5,822          (3,611)            540           2,751
====================================================================================================================================

The accompanying notes are an integral part of these financial statements. EVANCIC PERRAULT ROBERTSON

PRIME HOLDINGS AND INVESTMENTS INC.                                  STATEMENT 4
(SUCCESSOR TO S.I.T.I. S.P.A. SOCIETA ITALIANA TELECOMMUNICAZIONI INTEGRATE) CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended December 31, 2002 and 2001
(U.S. Dollars in thousands)
--------------------------------------------------------------------------------

                                                                                                              2002             2001
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                                               $(2,179)         $  (366)
    Non-cash items included in net loss Issuance of stock for services rendered                                 95             --
    Adjustments to reconcile net loss to net cash used in operating activities
        Depreciation                                                                                            47              130
        Minority interest                                                                                       14             (109)
        Loss from discontinued operations                                                                    1,946             --
        Decrease (increase) in accounts receivable                                                            (349)           1,285
        Increase in inventory                                                                                 (226)            (781)
        Increase in prepaid expenses                                                                            (5)            (847)
        Increase in accounts payable                                                                           334              729
        Increase in customer deposits                                                                         --                185
        Increase in payroll and benefit-related liabilities                                                      3             --
        Increase (decrease) in corporate taxes payable                                                           8              (13)
        Decrease in reserve for employee termination indemnities                                                (2)          (1,790)
------------------------------------------------------------------------------------------------------------------------------------
        Net cash used in operating activities                                                                 (409)          (1,577)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of long-term investments                                                                        (253)            --
    Proceeds received from long-term investments                                                              --                185
    Sale (purchase) of other investments                                                                        56               (7)
    Proceeds received from sale of subsidiaries                                                                314             --
    Purchase of property, plant and equipment                                                                  (46)            (119)
    Purchase of intangible assets                                                                               (5)             (90)
    Net cash acquired on acquisition of business                                                              --                738
    Cash reduction due to closure of business                                                                  (60)            --
------------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by investing activities                                                                    6              707
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds (repayment) from long-term debt                                                                   (22)              88
    Increase in minority interest                                                                             --                 79
    Increase in paid-in capital                                                                                143              870
    Increase in due to directors                                                                                22             --
    Repayments of demand loans                                                                                --               (334)
    Increase (decrease) in due to minority interest stockholders                                              (106)              11
------------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                                                   37              714
------------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                                         76             --
------------------------------------------------------------------------------------------------------------------------------------
DECREASE IN CASH                                                                                              (290)            (156)

CASH, BEGINNING OF YEAR                                                                                        398              554
------------------------------------------------------------------------------------------------------------------------------------
CASH, END OF YEAR                                                                                          $   108          $   398
====================================================================================================================================
SUPPLEMENTAL DISCLOSURES
        Interest paid                                                                                      $   282          $   173
        Income taxes paid                                                                                     --               --
====================================================================================================================================

The accompanying notes are an integral part of these financial statements. EVANCIC PERRAULT ROBERTSON

*Supplemental Disclosures of additions to common stock and paid in capital for non-cash transactions:
Common stock issued for services rendered

PRIME HOLDINGS AND INVESTMENTS INC.
(SUCCESSOR TO S.I.T.I. S.P.A. SOCIETA ITALIANA TELECOMMUNICAZIONI INTEGRATE) NOTES TO THE FINANCIAL STATEMENTS
December 31, 2002 and 2001
(U.S. Dollars in thousands)
--------------------------------------------------------------------------------

1.    NATURE OF BUSINESS

      S.I.T.I. S.p.A. owns majority interest in a group of companies specializing in the engineering and construction of transportation infrastructure and fiber optics networks; resort construction; manufacture and sale of telecommunications hardware and related network systems; and asset management and brokerage services for works of art.

      Kelti S.r.L. is a long distance reseller that aims at providing installation of telephone systems to the banking sector in the eastern part of Italy, including the region of Abruzzo.

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


EVANCIC PERRAULT ROBERTSON

PRIME HOLDINGS AND INVESTMENTS INC.
(SUCCESSOR TO S.I.T.I. S.P.A. SOCIETA ITALIANA TELECOMMUNICAZIONI INTEGRATE) NOTES TO THE FINANCIAL STATEMENTS
December 31, 2002 and 2001
(U.S. dollars in thousands)
--------------------------------------------------------------------------------

      INVENTORY

      Inventory is recorded at the lower of cost and net realizable value. Cost is established on a LIFO basis. No reserve for obsolete and slow-moving inventories is deemed necessary.

      INVESTMENTS

      Investments are shown at the lower of cost or fair market value.

      PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are recorded at cost. Depreciation is provided annually on a straight-line basis at rates calculated to write-off the assets over their estimated useful lives as follows except in the year of acquisition when one half of the rate is used.

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

       INTANGIBLE ASSETS

       Intangible assets are stated at cost, reduced on a straight-line basis to their net book value through provision for amortization provided at the following annual rates:

                        Licenses, trademarks and similar rights              20%
                        Patents and intellectual property rights             33%
                        Other intangible assets                              20%

       Additions during the year are amortized at the above rates.

       GOODWILL

       Goodwill, which was previously amortized, is no longer being amortized due to the pronuncement of FASB 142 as described below.

       Prior to July 2001, goodwill arising on consolidation was not amortized, whereas the goodwill arising on the acquisition of a business by S.I.T.I. S.p.A. is amortized over 10 years.

       In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. SFAS 142 recognizes that goodwill has an indefinite useful life and will no longer be subject to periodic amortization. Goodwill will be tested at least annually for impairment in lieu of amortization. The SFAS 142 requires that goodwill arising from acquisitions subsequent to June 30, 2001 should not be amortized.

       The Company evaluates the carrying value of goodwill and long-lived assets to be held and used. The carrying value of an asset is considered impaired when the anticipated undiscounted cash flow form such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses

EVANCIC PERRAULT ROBERTSON

PRIME HOLDINGS AND INVESTMENTS INC.
(SUCCESSOR TO S.I.T.I. S.P.A. SOCIETA ITALIANA TELECOMMUNICAZIONI INTEGRATE) NOTES TO THE FINANCIAL STATEMENTS
December 31, 2002 and 2001
(U.S. dollars in thousands)
--------------------------------------------------------------------------------

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

       Construction activities:

       Construction contracts range up to 8 years in length and revenues are recognized using the percentage-of -completion method. Percentage of completion is calculated using the cost-to-cost method. Under the cost-to-cost method, the percentage of completion is estimated by comparing total costs incurred to date to total costs expected for the entire contract, thus recognizing a percentage of the contract revenue each year.

       INCOME TAXES

       National corporate taxes (IRPEG) in Italy are levied on book income adjusted for disallowable expenses at the rate of 36% in 2002 and 2001

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

       The EPS calculations for the years 2002 and 2001 have taken into consideration the reverse stock split which occurred subsequent to the year-end date.

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

EVANCIC PERRAULT ROBERTSON

PRIME HOLDINGS AND INVESTMENTS INC.
(SUCCESSOR TO S.I.T.I. S.P.A. SOCIETA ITALIANA TELECOMMUNICAZIONI INTEGRATE) NOTES TO THE FINANCIAL STATEMENTS
December 31, 2002 and 2001
(U.S. dollars in thousands)
--------------------------------------------------------------------------------

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

      RECENT PRONOUNCEMENTS

      The Company is currently evaluating the impacts of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN 45") to determine the effect, if any, they may have on the consolidated financial position and results of operations. The Company is required to adopt each of these standards effective with the fiscal year-end 2002.

      On October 1, 2002, the Company adopted SFAS 142, which requires goodwill to be tested for impairment on an annual basis and more frequently in certain circumstances, and written down when impaired, rather than amortized, as previously required. Identifiable intangible assets will continue to be amortized over their useful lives. The criteria for recognizing an intangible asset have also been revised. SFAS 142 also requires that goodwill be tested for impairment initially within one year of adoption and at least annually thereafter. If an impairment loss exists as a result of the transitional goodwill impairment test, the implementation of SFAS 142 could result in a one-time charge to earnings as a cumulative effect of accounting change. The goodwill impairment test is a two-step process that requires goodwill to be allocated to reporting units which are reviewed by the units' segment managers. In the first step, the fair value of the reporting unit is compared with the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, goodwill impairment may exist, and the second step of the test is performed. In the second step, the implied fair value of the goodwill is compared with the carrying value of the goodwill, and an impairment loss will be recognized to the extent that the carrying value of the goodwill exceeds the implied fair value of the goodwill. As of December 31, 2002, the Company does not have any goodwill impairment.

      In August 2001, the FASB issued SFAS 143, which establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the future costs of retiring a tangible long-lived asset will be recorded as a liability at their present value when the retirement obligation arises and will be amortized to expense over the life of the asset. Prime is in the process of identifying assets with retirement obligations, including leased properties that contractually obligate the Company to remove leasehold improvements and restore the properties to the original condition. The adoption of SFAS 143 is not expected to materially affect the consolidated financial statements.

      In October 2001, the FASB issued SFAS 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. SFAS 144 supersedes SFAS 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 ("APB 30") for the disposal of a segment of a business. SFAS 144 retains the basic principles of SFAS 121 for long-lived assets to be disposed of by sale or held and used and modifies the accounting and disclosure rules for discontinued operations. The adoption of SFAS 144 is not expected to materially affect the consolidated financial statements.


EVANCIC PERRAULT ROBERTSON

PRIME HOLDINGS AND INVESTMENTS INC.
(SUCCESSOR TO S.I.T.I. S.P.A. SOCIETA ITALIANA TELECOMMUNICAZIONI INTEGRATE) NOTES TO THE FINANCIAL STATEMENTS
December 31, 2002 and 2001
(U.S. dollars in thousands)
--------------------------------------------------------------------------------

      In July 2002, the FASB issued SFAS 146, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring activities.


 3.   DISCONTINUED OPERATIONS

      On November 19, 2002, the Company's subsidiary, Datico Spa sold its 93% interest of Impresa Mondelli srl to Penta Trust srl for proceeds of $64.

      On November 20, 2002, Datico Spa sold 100% of Datico Services Spa to Fiduciaria Del Giglio srl for proceeds of $250.

      On December 29, 2002, the Tribunal of Milano issued a decree against Datico Spa and declares the Company bankrupt and the Tribunal of Milano authorizes the appointed receiver to temporarily continue the activity of the Company to enable it to fulfill some of the outstanding orders.

      The assets and liabilities of the Company's discontinued operations as of December 31, 2001 on the consolidated balance sheet are as follows:


                                                                            2001
--------------------------------------------------------------------------------
Assets:
Current assets                                                            $7,131
Long-term assets                                                           2,287

--------------------------------------------------------------------------------
                                                                           9,418
================================================================================
Liabilities and stockholders' equity:
Current liabilities                                                        6,878
Long-term liabilities                                                        399
--------------------------------------------------------------------------------
                                                                           7,277
Minority interest                                                             15
--------------------------------------------------------------------------------

                                                                          $7,292
--------------------------------------------------------------------------------
Stockholders' equity                                                       2,126
================================================================================


EVANCIC PERRAULT ROBERTSON

PRIME HOLDINGS AND INVESTMENTS INC.
(SUCCESSOR TO S.I.T.I. S.P.A. SOCIETA ITALIANA TELECOMMUNICAZIONI INTEGRATE) NOTES TO THE FINANCIAL STATEMENTS
December 31, 2002 and 2001
(U.S. dollars in thousands)
--------------------------------------------------------------------------------

4.    REVERSE ACQUISITION

      On September 13, 2001, the Company completed an agreement with the shareholders of SITI S.p.A., an Italian company, whereby the Company issued 50,000,000 common shares to acquire all of the issued and outstanding shares of SITI S.p.A. No cash was transacted.

      The acquisition has been accounted for as a reverse takeover using the purchase method, and accordingly, for financial statement reporting purposes, the net assets of SITI have been included in the consolidated balance at book values, and the net assets of Prime have been recorded at fair market value at the date of acquisition. The consolidated operations of the Company for the period from January 1, 2001 to the date of acquisition, September 13, 2001, are those of SITI and exclude the results of operations of Prime. The results of operations of Prime are included in the consolidated statements of operations after the date of acquisition.

      The cost of the acquisition is the assumption of the liability position of Prime Holdings and Investments Inc as at September 13, 2001 and consists of:

             Accounts payable                                               (34)
             -------------------------------------------------------------------
             Total liabilities assumed on acquisition                       (34)
             ===================================================================

            This amount has been reflected as increase in capital stock on the statement of stockholders' equity.

5.    INVENTORY
                                                               DECEMBER 31
                                                         2002               2001
--------------------------------------------------------------------------------
Raw materials                                          $  249             $  206
Finished goods                                            893              1,872
--------------------------------------------------------------------------------
                                                       $1,142             $2,078
================================================================================

6.    PROPERTY, PLANT AND EQUIPMENT

                                                                                             DECEMBER 31
                                                                                       2002            2001
-------------------------------------------------------------------------------------------------------------
                                                                  ACCUMULATED        NET BOOK        NET BOOK
                                                     COST         DEPRECIATION         VALUE           VALUE
-------------------------------------------------------------------------------------------------------------
Fixed assets construction in progress                 $267             $--              $267             $220
Land and buildings                                     --               --               --               120
Other equipment                                          1              --                 1                2
Other plant and equipment                              142               28              114              134
Plant and machinery                                    276               58              218              340
-------------------------------------------------------------------------------------------------------------
                                                      $686             $ 86             $600             $816
=============================================================================================================

The depreciation expenses for the year ended December 31, 2002 and 2001 are $26 and $45 respectively.

EVANCIC PERRAULT ROBERTSON

PRIME HOLDINGS AND INVESTMENTS INC.
(SUCCESSOR TO S.I.T.I. S.P.A. SOCIETA ITALIANA TELECOMMUNICAZIONI INTEGRATE) NOTES TO THE FINANCIAL STATEMENTS
December 31, 2002 and 2001
(U.S. dollars in thousands)
--------------------------------------------------------------------------------

7.    INVESTMENTS AND OTHER INVESTMENTS

                                                                DECEMBER 31
                                                            2002            2001
--------------------------------------------------------------------------------

     Investments at cost
     Advances to contractors                                $ --            $ 87
     Consortium Tecnos                                       608             510
--------------------------------------------------------------------------------
     TOTAL                                                  $608            $597
================================================================================
     Other investments
     Other investments are represented by fixed interest securities.

8.    GOODWILL

                                                                DECEMBER 31
                                                            2002            2001
--------------------------------------------------------------------------------

     Goodwill                                              $   112      $ 1,868
     Accumulated amortization                                  (12)         (12)
--------------------------------------------------------------------------------
     TOTAL                                                 $   100      $ 1,856
================================================================================

9.    OTHER INTANGIBLE ASSETS

                                                                     DECEMBER 31
                                                                            2002

                                                         ACCUMULATED    NET BOOK
                                                 COST    DEPRECIATION     VALUE
--------------------------------------------------------------------------------
     Licences, trade-marks and similar rights     65          54             11
     Other intangible assets                      98          34             64
--------------------------------------------------------------------------------
                                                $163        $ 88           $ 75
================================================================================

                                                                     DECEMBER 31
                                                                            2001

                                                         ACCUMULATED    NET BOOK
                                                 COST    DEPRECIATION     VALUE
--------------------------------------------------------------------------------
      Licenses, trademarks and similar rights      75         37           38
      Other intangible assets                     106         41           65
      Patents and intellectual property rights     14          9            5
      Research and development expenditures         7          5            2
      Intangible in progress and advances          18         18            -
--------------------------------------------------------------------------------
                                             $    220   $    110    $     110
================================================================================

      Estimated amortization expenses in the next 5 years are $33 annually.

EVANCIC PERRAULT ROBERTSON

PRIME HOLDINGS AND INVESTMENTS INC.
(SUCCESSOR TO S.I.T.I. S.P.A. SOCIETA ITALIANA TELECOMMUNICAZIONI INTEGRATE) NOTES TO THE FINANCIAL STATEMENTS
December 31, 2002 and 2001
(U.S. dollars in thousands)



10.   LONG-TERM DEBT

                                                                                                                2002            2001
------------------------------------------------------------------------------------------------------------------------------------
Mortgage payable to Credito Fondiario S.p.A., secured by building,
no payment terms                                                                                               $ 98             $107
Mortgage payable to Comit (Banca Commerciale Italiana), secured by building, requiring semi-annually payments of $4.5, including interest at
5.198%
                                                                                                                --                22
Mortgage payable to Ambrosiano Veneto, secured by building, requiring
semi-annually payments of $4.5, including interest at 4.675%                                                    --                51
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               $ 98             $180
                     Less current portion                                                                        98              122
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               $--              $ 58
====================================================================================================================================

11.   CAPITAL STOCK

      Authorized:  500,000,000 common shares with par value of $0.0001
                   100,000,000 preferred shares with par value of $0.001.
                   Each preferred share is convertible to 4 common shares after the trading value of Prime common shares exceeds

                   $5 per share for a period of at least thirty consecutive days on the NASD OTC BB exchange.


12.   ACQUISITIONS


      On November 27, 2000, the Company acquired 51% of the share capital of Kelti S.r.l.. The Company deals in telephone systems mainly in the region of Abruzzo exclusively working as a reseller in the banking sector. The purchase price was $28. The purchase included goodwill of $ 23.

      On September 25, 2001, the Company acquired 51% of the share capital of Artel S.r.l. The Company purchases, sells and brokers works of art, paintings, furniture, watches, rugs, prints and antique drawings. The purchase price was $7.

      On October 7, 2001, the Company acquired 100% of the share capital of Sardegna 97 SpA. The Company is developing an 80-Villa resort project in Sardinia. The project is in Phase I with approximately 20% completed. The purchase price was $112. The purchase included goodwill of $101.

      All of these acquisitions are accounted for under the purchase method. The consolidated financial statements include the operating results of each of these businesses from the date of acquisition to the year-end date.

      Goodwill has been determined on the basis of the difference between the purchase price paid and the fair market value of the underlying assets and liabilities acquired.



EVANCIC PERRAULT ROBERTSON

PRIME HOLDINGS AND INVESTMENTS INC.
(SUCCESSOR TO S.I.T.I. S.P.A. SOCIETA ITALIANA TELECOMMUNICAZIONI INTEGRATE) NOTES TO THE FINANCIAL STATEMENTS
December 31, 2002 and 2001
(U.S. dollars in thousands)

 13.  SEGMENTED INFORMATION

      Telecommunications

      The telecommunication segment supplies and installs telecommunication equipment in Italy under contractual agreements with major telecommunication equipment suppliers.

      Construction

      The construction segment contracts to build an 80-Villa resort project in Sardinia.

      Below are the sales and operating profit by segment for the year ended December 31, 2002 and a reconciliation of segment operating profits (losses) to earnings before income taxes.

                                                                CONSTRUCTION      TELECOMMUNICATION        OTHERS              TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                           $  --              $   369            $  --              $   369
Operating expenses                                                       8                779                  1                788
------------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                 (8)              (410)                (1)              (419)
Other income (expenses)                                                 (1)               476             (1,470)              (995)
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income
taxes and minority interest                                        $    (9)           $    66            $(1,471)           $(1,414)
====================================================================================================================================

14.   SUBSEQUENT EVENTS

      On March 28, 2003, the Company effected a reverse split of 1 common share issued for every 6.5 common shares outstanding.

EVANCIC PERRAULT ROBERTSON

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         We changed accountants in 2002 for the fiscal year 2001 audit. We provided full disclosure regarding the change in accountants in our report on Form 8-K, as amended, and included as an exhibit thereto, a letter from our former accountant consenting to such disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following are the current Directors and Executive Officers of Prime and their ages, as of December 31, 2002.


NAME                                AGE        POSITION

Giovanni M. Iachelli                55         President, Secretary and Director
John G. Visendi                     39         Chief Executive Officer,
Treasurer and Director

GIOVANNI M. IACHELLI, has served as our President and a director since October 1, 2001 and as Secretary since January 2003. Mr. Iachelli manages the operational business and strategic direction of Prime and S.I.T.I. Mr. Iachelli has spent over 15 years in senior positions with North American and United Kingdom-based telecommunications companies with operations in Italy, China, and Europe. From 1999 to October 2001, Mr. Iachelli was owner and director of Iachelli & Associates, a business consulting firm specializing in mergers and acquisitions in North America and China, on behalf of Telecom Group Italy. From 1998 to 1999, Mr. Iachelli served as Merger and Acquisitions Manager, Italian Market, for Primus Telecom Corp., United Kingdom.

JOHN G. VISENDI, has served as a director of Prime since October 1, 2001 and as our Chief Executive Officer and Treasurer since January 2003. Prior to his appointment, Mr. Visendi spent over 15 years in executive positions with investment banking groups in Europe and Japan. From May 2000, to June 2001, Mr. Visendi was President of Pergarex SA, a Switzerland-based investment banking company and controlling shareholder of Prime. From 1995 to date, Mr. Visendi has held the position of Chief Executive Officer of Societa Italiana Telecommunicazioni Integrate, SpA, (S.I.T.I.), a wholly owned subsidiary of Prime. Since 1998, Mr. Visendi has been General Manager of JHT Lehmann & Co., of London, England, and is responsible for merchant banking activities in Italy and Southern Europe. From 1990 to 1997, Mr. Visendi held the position of Central Director, Southern Europe and the Middle East, for Tushimi Merchant Bank, Tokyo, Japan. Mr. Visendi is exposed to a number of investment and acquisition opportunities each year and has broad abilities to perform traditional merchant banking functions such as deal selection and origination, due diligence, valuation and deal structuring. SECTION 16(A) COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to Prime and written representations that no other reports were required, during the fiscal year ended December 31, 2002, our officers, directors and ten percent or greater shareholders filed all forms required to be filed under Section 16(a).

CODE OF ETHICS

         We are in the process of developing a code of ethics which will apply to our directors and officers, and, when such code of ethics is complete, we intend to file it with the Securities and Exchange Commission and make it available to our shareholders or any other person, without charge, upon request.

ITEM 10. EXECUTIVE COMPENSATION

         The following table summarizes compensation earned in the 2002, 2001 and 2000 fiscal years by all of our executive officers.

===========================================================================================================================
                                                                                      LONG TERM COMPENSATION
--------------------------------------------------------------------------------------------------------------------------

                                       ANNUAL COMPENSATION                            AWARDS          PAYOUTS
--------------------------------------------------------------------------------------------------------------------------

                                                                                      SECURITIES
NAME AND PRINCIPAL                                              OTHER ANNUAL          UNDERLYING      ALL OTHER
POSITION                       YEAR    SALARY*       BONUS      COMPENSATION**        OPTIONS         COMPENSATION
--------------------------------------------------------------------------------------------------------------------------
John G. Visendi, Chief         2002    $180,000
Executive Officer and          2001      15,000
Treasurer                      2000          --
--------------------------------------------------------------------------------------------------------------------------
Giovanni Iachelli, President   2002    $144,000
                               2001      36,000                 1 million shares
                                                                un-restricted stock
                               2000          --


*Salaries for both of Messrs. Visendi and Iachelli have accrued but not been paid for each of the years included in the table

**In addition to the compensation set forth in the table, Messrs Visendi and Iachelli are to be reimbursed for expenses incurred on behalf of Prime in the respective amounts of $5,000 and $30,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the ownership of our common stock as of December 31, 2002 by (i) all those known by our management to be owners of more than five percent of the outstanding shares of common stock; (ii) each officer and director; and (iii) all officers and directors as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares owned (subject to community property laws, where applicable), and is beneficial owner of them. Share amounts shown give effect to a 1 for 6.5 reverse stock split which took effect at the close of trading on March 28, 2003.

TITLE OF CLASS    NAME AND ADDRESS OF BENEFICIAL OWNER       AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP        PERCENT OF CLASS
Common            Pergarex SA                                 5,507,693(1)                                     61.4%
                  Via Alla Campagna No. 6  6901
                  Lugano, Switzerland
Common            Domenico Sommariva                            895,570                                        10.7%
                  Corso Plebiscitl 1
                  Milano, Italy

Common            Stonefeld Holding LTD                         461,539                                         5.5%
                  Atlantic Chambers Romasco Harbour House
                  Road Town Tortola BVI

Common            Giovanni Iachelli*                            307,693                                         3.7%

Common            John G. Visendi*                            5,661,540(2)                                     63.1%

Common   Directors and Officers as a Group                    5,969,233                                        66.6%
          (Consisting of 2 persons)

*Addresses for Officers and directors of Prime are c/o Prime Holdings and Investments, Inc., 521 Fifth Avenue, Suite 1700, New York, NY.

(1) Includes 615,385 shares of common stock underlying one million shares of preferred stock held by Pergarex.

(2) Includes 4,892,308 shares of common stock, and 615,385 shares of common stock underlying one million shares of preferred stock, held in the name of Pergarex of which Mr. Visendi is a controlling person. Mr. Visendi disclaims ownership of such shares.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There have been no material transactions in the past two years or proposed transactions to which Prime has been or is proposed to be a party in which any officer, director, nominee for officer or director, or security holder of more than 5% of Prime's outstanding securities is involved.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:

EXHIBIT NO.    DOCUMENT                               LOCATION
2              Share Purchase Agreement               Incorporated by Referenced to Form 8-K filed 10/1/01
3(i)           Articles of Incorporation              Incorporated by Reference
3(ii)          Bylaws                                 Incorporated by Reference
16             Letter from Prior Auditor              Incorporated by Reference to Form 8-K/A filed 3/12/02

REPORTS ON FORM 8-K

         We did not file any reports on Form 8-K during the period.

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

Date: April 15, 2003

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME

/s/ GIOVANNI IACHELLI                       President, Secretary and Director
---------------------
Giovanni Iachelli


/S/ JOHN G. VISENDI                         Chief Executive Officer,
---------------------                       Treasurer and Director
John G. Visendi

                                  CERTIFICATION

I, Giovanni Iachelli, certify that:

1. I have reviewed this annual report on Form 10-KSB of Prime Holdings and Investments, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 15, 2003                             /s/ GIOVANNI IACHELLI
                                                  ---------------------
                                                  Giovanni Iachelli
                                                  President and Secretary

                                  CERTIFICATION

I, John Visendi, certify that:

1. I have reviewed this annual report on Form 10-KSB of Prime Holdings and Investments, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003                       /s/ JOHN VISENDI
                                           ----------------
                                           John Visendi,
                                           Chief Executive Officer and Treasurer