Form 10QSB
period 2003-03-31
PRIME HOLDINGS &  INVESTMENTS  INC
filed 2003-05-20
CIK 1111882

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES ACT OF 1934 For the quarterly period ended March 31, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES ACT OF 1934 For the transition period from ___________to ____________

                        Commission File Number: 000-30477

                      PRIME HOLDINGS AND INVESTMENTS, INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                              88-0421215
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


                   521 Fifth Avenue, Suite 1700, New York, NY
          (Address, including zip code, of principal executive offices)

                                  (212)292-4258
              (Registrant's telephone number, including area code)

                             MyTravelGuide.com, Inc.
                           (Former name of Registrant)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]  __



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common stock, par value $0.0001: 8,351,300 shares outstanding as of May 15, 2003.


Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

                      PRIME HOLDINGS AND INVESTMENTS, INC.

                                   FORM 10-QSB

                                 March 31, 2003

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

     See financial statements beginning on page F-1.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

     This Form 10-QSB contains forward-looking statements. Such statements consist of any statement other than a recitation of historical facts and can be identified by words such as may, expect, anticipate, estimate, hopes, believes, continue, intends, seeks, contemplates, suggests, envisions or comparable language. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, including but not limited to: those risks associated with our ability to identify and raise additional capital to complete our acquisition of one or more other companies; our ability to raise, and our allocation of, resources as necessary to continue operations; our ability to generate cash flow from revenue or other sources; our ability to use our capital stock for acquisitions, paying expenses or other disbursements, attracting personnel or contractors and other business uses. Many of these factors are beyond our management's control. These uncertainties could cause our actual results to differ materially from the expectations reflected in these forward-looking statements. In light of these risks and uncertainties, we cannot be certain that the forward-looking information contained in this annual report on Form 10-QSB will, in fact, occur. Potential investors should consider carefully the previously stated factors, as well as the more detailed information contained elsewhere in this Form 10-QSB, before making a decision to invest in our common stock.

     The following is a discussion of our financial condition and results of operations as of the date of this Form 10-QSB. This discussion and analysis should be read in conjunction with the accompanying audited Financial Statements of Prime and subsidiaries, including the Notes thereto, which are included elsewhere herein.

OVERVIEW

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES REGARDING ESTIMATES, RELATED PARTY TRANSACTIONS AND CONTINGENCIES:

Significant accounting estimates:

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

Inventory:

     Inventory is recorded at the lower of cost and net realizable value. Cost is established on a LIFO basis. No reserve for obsolete and slow-moving inventories is deemed necessary.

Investments:

     Investments are shown at the lower of cost or fair market value.

Revenue recognition:

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

Income taxes:

     National corporate taxes (IRPEG) in Italy are levied on book income adjusted for disallowable expenses at the rate of 35% in 2003 and 36% in 2002.

     In addition, a regional tax on value produced (IRAP) is levied at the rate of 4.25%. In accordance with the principles established by the Italian accounting profession, this tax is classified with income taxes, even though certain significant costs and expenses (e.g. personnel costs and interest expense) are not deductible in the determination of the related IRAP tax liability.

Reserve for employee termination indemnities:

     Provision has been made, under Italian law and labor regulations, for termination indemnities to employees upon termination of employment.

Translation of foreign currencies:

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

         Total revenues for the three months ended March 31, 2003 were approximately $74,000, an increase of $68,000 as compared to revenues of approximately $6,000 for the three months ended March 31, 2002. All the of these revenues were generated by subsidiary companies operating in Italy. During fiscal 2002, revenues were primarily generated by Kelti SpA for telecommunications services and by consulting fees generated directly by S.I.T.I.

         Operating expenses for the three months ended March 31, 2003 were approximately $254,000, an increase of $35,000 or 16.0%, from approximately $219,000 for the same period in 2002. This increase in operating expenses was primarily due to fees for outside services.

         During the three months ended March 31, 2002, Prime reported a loss from discontinued operations of approximately $187,000. This resulted from the discontinuation of activities of its subsidiaries in the telecommunications industry. Prime reported no such loss during the three months ended March 31, 2003.

         As a consequence of the foregoing, Prime's net loss decreased for the three months ended March 31, 2003 to approximately $184,000 compared with approximately $314,000 for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2003, Prime had working capital of approximately $1,240,000. Approximately $886,000 of our current assets consist of accounts receivable primarily from customers of Kelti net of allowances for doubtful accounts. Approximately 1,186,000 of our current assets consist of inventory. Going forward, we expect our primary sources of working capital to be debt and/or equity financing.

         For the  three  months  ended  March 31,  2003,  net cash  provided  by operating activities to Prime and its subsidiaries was approximately $25,000 compared with net cash used from in operating activities of $35,000 for the three months ended March 31, 2002. During the three months ended March 31, 2003, cash flows from investing activities were approximately $20,000 and there were no cash flows from financing activities.

         We issued no new shares of stock during the three months ended March 31, 2003, nor did we otherwise raise additional capital. We have issued shares of common stock from time to time in the past to satisfy certain obligations and expect in the future to continue to acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of our capital stock. If operations and cash flow can be improved through these efforts, we believe that our liquidity problems will be resolved and that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations.

ITEM 3.  CONTROLS AND PROCEDURES

         (A) DISCLOSURE CONTROLS AND PROCEDURES. Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and

Exchange Commission. John Visendi, our Chief Executive Officer and Treasurer (Principal Accounting Officer) and Giovanni Iachelli, the Company's President and Secretary, supervised and participated in this evaluation. Based on this evaluation, Messrs. Visendi and Iachelli concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

         (b) INTERNAL CONTROLS. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal accounting controls or in other factors that could significantly affect those controls.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

         As of February 12, 2003, Prime entered into a Business Identity Agreement with Prime Office Centers pursuant to which it is allowed the use of space and office facilities at its new US headquarters at 521 5th Avenue, New York, NY 10175. Prime is to pay $175.00 per month in rent for the use of these facilities.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits

                     99.1 Certification of Chief Executive Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                     99.2  Certification of President and Secretary Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

b) Reports on Form 8-K

         None.

                      PRIME HOLDINGS AND INVESTMENTS INC.


                       Consolidated Financial Statements
                                  (Unaudited)
                            March 31, 2003 and 2002
                          (U.S. Dollars in thousands)

PRIME HOLDINGS AND INVESTMENTS INC.                                     CONTENTS
CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003 and 2002
(U.S. Dollars in thousand)
================================================================================






      INDEPENDENT ACCOUNTANTS' REPORT


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

                                [GRAPHIC OMITTED]

                           EVANCIC PERRAULT ROBERTSON
                          CERTIFIED GENERAL ACCOUNTANTS


INDEPENDENT ACCOUNTANTS' REPORT






To the Board of Directors and Stockholders
Prime Holdings and Investments Inc.

We have reviewed the accompanying consolidated balance sheet of Prime Holdings and Investments Inc. as at March 31, 2003 and 2002 and the consolidated statements of earnings, stockholders' equity and cash flows for the three months ended March 31, 2003 and 2002. These consolidated financial statements are the responsibility of Prime Holdings and Investments, Inc.'s management.

We conducted our review in accordance with standards established by the Americal Institute of Certified Public Accoutants. A review of consolidated financial statements consists principally of applying analytical procedures to financial data and making inquiries of persons responsbile for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, no such opinion is expressed.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with generally accepted accounting principles established by the American Institute of Certified Public Accountants.


/s/ EVANCIC PERRAULT ROBERTSON
------------------------------
CERTIFIED GENERAL ACCOUNTANTS


North Vancouver, B.C.
May 15, 2003



            #102 - 1975 Lonsdale Avenue, North Vancouver, BC V7M 2K3
                   Telephone (604) 987-8101 Fax (604) 987-7194
                   Website: http//epr.ca Email: eprnv@istar.ca
                              Office Across Canada
                           Affiliates Around the World

PRIME HOLDINGS AND INVESTMENTS INC.                                  STATEMENT 1
CONSOLIDATED BALANCE SHEETS
March 31, 2003 and 2002
(U.S. Dollars in thousands)
================================================================================

                                                              MARCH 31, 2003    MARCH 31, 2002
----------------------------------------------------------------------------------------------
ASSETS
Current:
    Cash and cash equivalents                                     $      119        $      435
    Accounts receivable, net of allowance for doubtful
      accounts (2003 - $20) (2002 - $108)                                886             5,535
    Inventory                                                          1,186             2,077
    Prepaid expenses                                                       5               633
----------------------------------------------------------------------------------------------

    Total current assets                                               2,196             8,680

Property, plant and equipment                                            616               789
Investments at cost                                                      631               714
Other investments                                                        121                31
Goodwill                                                                 103             1,854
Other intangible assets                                                   76               105
----------------------------------------------------------------------------------------------

TOTAL ASSETS                                                      $    3,743        $   12,173
==============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Demand loan                                                   $     --          $    2,427
    Accounts payable and accruals                                        830             4,183
    Customer deposits                                                   --                 288
    Corporate taxes payable                                               25               337
    Current portion of long term debt                                    101               122
----------------------------------------------------------------------------------------------

    Total current liabilities                                            956             7,357

Due to affiliated parties                                               --                 101
Due to directors                                                          22              --
Long-term debt                                                          --                  58
Due to minority stockholders                                            --                 105
Reserve for employee termination indemnities                               2               199
Minority interest                                                         87               522
Preferred stocks                                                          10                10
----------------------------------------------------------------------------------------------

Total liabilities                                                      1,077             8,352
----------------------------------------------------------------------------------------------


Stockholders' equity
    Capital stock and additional paid-in capital - note 10             5,822             5,584
    Deficit                                                           (3,795)           (1,651)
    Other comprehensive income                                           639              (112)
----------------------------------------------------------------------------------------------

    Total stockholders' equity                                         2,666             3,821
----------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    3,743        $   12,173
==============================================================================================

The accompanying notes are an integral part of these financial statements. EVANCIC PERRAULT ROBERTSON

PRIME HOLDINGS AND INVESTMENTS INC.                                  STATEMENT 2
CONSOLIDATED STATEMENTS OF EARNINGS
For the three months ended March 31, 2003 and 2002
(U.S. Dollars in thousands except loss per share)
================================================================================

                                                                    MARCH 31, 2003   MARCH 31, 2002
----------------------------------------------------------------------------------------------------
REVENUE
    Sales                                                            $          74    $           6
----------------------------------------------------------------------------------------------------
OPERATING EXPENSES
    Amortization                                                                11               11
    Bank charges and interest                                                 --                  1
    Other operating expenses                                                     7               87
    Outside services                                                           146              100
    Professional fees                                                           22             --
    Purchases                                                                   10                1
    Rent                                                                        31               19
    Salaries and benefits                                                       11             --
    Travel                                                                      16             --
----------------------------------------------------------------------------------------------------

                                                                               254              219
----------------------------------------------------------------------------------------------------

OPERATING LOSS                                                                (180)            (213)

OTHER INCOME

    Miscellaneous                                                                1               90
----------------------------------------------------------------------------------------------------

                                                                              (179)            (123)
DISCONTINUED OPERATIONS
    Loss from discontinued operations, net of income taxes - (nil)            --                187
----------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST                                (179)            (310)

INCOME TAXES                                                                     1                2
----------------------------------------------------------------------------------------------------

LOSS BEFORE MINORITY INTEREST                                                 (180)            (312)

MINORITY INTEREST                                                                4                2
----------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                              $        (184)   $        (314)
====================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                   8,351            8,351
====================================================================================================

LOSS PER SHARE                                                       $      (0.022)   $      (0.038)
====================================================================================================





The accompanying notes are an integral part of these financial statements. EVANCIC PERRAULT ROBERTSON

PRIME HOLDINGS AND INVESTMENTS INC.                                  STATEMENT 3
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2003 and 2002
(U.S. Dollars in thousands)
================================================================================

                                                  COMMON STOCK
                                    COMMON STOCK       AND                           OTHER
                                       NUMBER       ADDITIONAL      ACCUMULATED   COMPREHENSIVE
                                       (000)      PAID-IN CAPITAL      DEFICIT       INCOME        TOTAL
--------------------------------------------------------------------------------------------------------
Balance, December 31, 2001             53,527          5,584           (1,337)          8          4,255

Net loss for the period                  --             --               (314)       (120)          (434)
--------------------------------------------------------------------------------------------------------

BALANCE, MARCH 31, 2002                53,527          5,584           (1,651)       (112)         3,821

Issuance of shares for services
  rendered                                755             95             --          --               95

Increase in paid-in capital              --              143             --          --              143

Net loss for balance of year             --             --             (1,960)       --           (1,960)

Effect of foreign exchange               --             --               --           652            652
--------------------------------------------------------------------------------------------------------


Balance, December 31, 2002             54,282          5,822           (3,611)        540          2,751
Reverse stock split 1 for every
  6.5 shares on March 28, 2003        (45,931)          --               --          --             --

Net loss for the period                  --             --               (184)       --             (184)

Effect of foreign exchange               --             --               --            99             99
--------------------------------------------------------------------------------------------------------

BALANCE, MARCH 31, 2003                 8,351     $    5,822       $   (3,795)   $    639       $  2,666
========================================================================================================








The accompanying notes are an integral part of these financial statements. EVANCIC PERRAULT ROBERTSON

PRIME HOLDINGS AND INVESTMENTS INC.                                  STATEMENT 4
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2003 and 2002
(U.S. Dollars in thousands)
================================================================================

                                                          MARCH 31, 2003    MARCH 31, 2002
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                $      (184)      $      (314)
    Adjustments to reconcile net loss to net cash used in
        operating activities Depreciation                            11                11
        Minority interest                                             4                 2
        Loss from discontinued operations                          --                 187
        Decrease (increase) in accounts receivable                  125               (44)
        Increase in inventory                                      --                (288)
        Decrease in prepaid expenses                                  2              --
        Increase in accounts payable                                 61               121
        Increase in customer deposits                              --                 288
        Increase (decrease) in corporate taxes payable                6                 2
------------------------------------------------------------------------------------------

        Net cash used in operating activities                        25               (35)
------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of capital assets                                    --                 (16)
    Purchase of other investments                                   (17)             --
    Purchase of intangible assets                                    (3)             --
    Cash reduction due to closure of business                      --                (105)
------------------------------------------------------------------------------------------

    Net cash provided by investing activities                       (20)             (121)
------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in minority interest                                  --                  40
    Proceeds from demand loan                                      --                  84
    Decrease in due to minority interest stockholders              --                  (1)
    Increase in amount due to affiliated parties                   --                 101
------------------------------------------------------------------------------------------

    Net cash provided by financing activities                      --                 224
------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               6               (31)
------------------------------------------------------------------------------------------

INCREASE IN CASH                                                     11                37

CASH, BEGINNING OF PERIOD                                           108               398
------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                         $       119        $      435
==========================================================================================

SUPPLEMENTAL DISCLOSURES
        Interest paid                                       $        31        $       16
        Income taxes paid                                   $      --        $       --
==========================================================================================











The accompanying notes are an integral part of these financial statements. EVANCIC PERRAULT ROBERTSON

EEVANCIC PERRAULT ROBERTSON
PRIME HOLDINGS AND INVESTMENTS INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2003 and 2002
(U.S. Dollars in thousands)
================================================================================

1.    NATURE OF BUSINESS

      S.I.T.I. S.p.A. owns majority interest in a group of companies in resort construction; sale of telecommunications hardware and related network systems; and asset management and brokerage services for works of art.

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




EVANCIC PERRAULT ROBERTSON

PRIME HOLDINGS AND INVESTMENTS INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2003 and 2002
(U.S. dollars in thousands)
================================================================================

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




EVANCIC PERRAULT ROBERTSON

PRIME HOLDINGS AND INVESTMENTS INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2003 and 2002
(U.S. dollars in thousands)
================================================================================

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

       INCOME TAXES

       National corporate taxes (IRPEG) in Italy are levied on book income adjusted for disallowable expenses at the rate of 35% in 2003 and 36% in 2002.

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



EVANCIC PERRAULT ROBERTSON

PRIME HOLDINGS AND INVESTMENTS INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2003 and 2002
(U.S. dollars in thousands)
================================================================================

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


EVANCIC PERRAULT ROBERTSON

PRIME HOLDINGS AND INVESTMENTS INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2003 and 2002
(U.S. dollars in thousands)
================================================================================


 3.   DISCONTINUED OPERATIONS

      On November 19, 2002, the Company's subsidiary, Datico Spa sold its 93% interest of Impresa Mondelli srl to Penta Trust srl for proceeds of $64.

      On November 20, 2002, Datico Spa sold 100% of Datico Services Spa to Fiduciaria Del Giglio srl for proceeds of $250.

      On December 29, 2002, the Tribunal of Milano issued a decree against Datico Spa and declared the Company bankrupt and the Tribunal of Milano authorized the appointed receiver to temporarily continue the activity of the Company to enable it to fulfill some of the outstanding orders.

      The assets and liabilities of the Company's discontinued operations as of March 31, 2002 on the consolidated balance sheet are as follows:

                                                                                         2002
      -------------------------------------------------------------------------------------------
      Assets:
      Current assets                                                                $      6,757
      Long-term assets                                                                     1,074
-------------------------------------------------------------------------------------------------

                                                                                           7,831
=================================================================================================
      Liabilities and stockholders' equity:
      Current liabilities                                                                  6,630
      Long-term liabilities                                                                  354
-------------------------------------------------------------------------------------------------

                                                                                           6,984
      Minority interest                                                                       16
-------------------------------------------------------------------------------------------------

                                                                                    $      7,000
-------------------------------------------------------------------------------------------------

      Stockholders' equity                                                                   831
=================================================================================================



4.    INVENTORY

                                                                                MARCH 31
                                                                          2003            2002
      -------------------------------------------------------------------------------------------
      Raw materials                                                     $     259       $    205
      Finished goods                                                          927          1,872
-------------------------------------------------------------------------------------------------

                                                                        $   1,186       $  2,077
=================================================================================================



EVANCIC PERRAULT ROBERTSON
                                      F-12

PRIME HOLDINGS AND INVESTMENTS INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2003 and 2002
(U.S. dollars in thousands)
================================================================================

5.    PROPERTY, PLANT AND EQUIPMENT

                                                                                                MARCH 31
                                                                                                  2003
      ------------------------------------------------------------------------------------------------------
                                                                         ACCUMULATED             NET BOOK
                                                        COST             DEPRECIATION             VALUE
------------------------------------------------------------------------------------------------------------
      Fixed assets construction in progress           $     277          $  --                 $     277
      Other equipment                                         1             --                         1
      Other plant and equipment                             147                31                    116
      Plant and machinery                                   287                65                    222
------------------------------------------------------------------------------------------------------------

                                                      $     712          $     96              $     616
============================================================================================================

                                                                                                MARCH 31
                                                                                                  2002
      ------------------------------------------------------------------------------------------------------
                                                                         ACCUMULATED            NET BOOK
                                                        COST             DEPRECIATION            VALUE
------------------------------------------------------------------------------------------------------------
      Fixed assets construction in progress           $     220             $  --              $     220
      Land and buildings                                    254                  136                 118
      Other equipment                                        44                   42                   2
      Other plant and equipment                             281                  149                 132
      Plant and machinery                                 1,382                1,065                 317
------------------------------------------------------------------------------------------------------------

                                                      $   2,181             $  1,392           $     789
============================================================================================================

The depreciation expenses for the three months ended March 31, 2003 and 2002 are $6 and $4, respectively.

6.    INVESTMENTS AND OTHER INVESTMENTS

                                                                                           MARCH 31
                                                                                       2003         2002
------------------------------------------------------------------------------------------------------------
      Investments at cost
      Advances to contractors                                                      $   --       $     204
      Consortium Tecnos                                                                  631          510
------------------------------------------------------------------------------------------------------------

      TOTAL                                                                        $     631    $     714
============================================================================================================

      Other investments

      Other investments are represented by fixed interest securities and marketable securities.


EVANCIC PERRAULT ROBERTSON
                                      F-13

PRIME HOLDINGS AND INVESTMENTS INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2003 and 2002
(U.S. dollars in thousands)
================================================================================

7.    GOODWILL

                                                                                          MARCH 31
                                                                                    2003             2002
-------------------------------------------------------------------------------------------------------------
      Goodwill                                                                  $      115         $  1,866
      Accumulated amortization                                                         (12)             (12)
-------------------------------------------------------------------------------------------------------------
      TOTAL                                                                     $       103        $  1,854
=============================================================================================================

8.    OTHER INTANGIBLE ASSETS

                                                                                                   MARCH 31
                                                                                                     2003
-------------------------------------------------------------------------------------------------------------
                                                               COST              ACCUMULATED       NET BOOK
                                                            DEPRECIATION            VALUE
-------------------------------------------------------------------------------------------------------------
      Licences, trade-marks and similar rights           $          70         $          60       $      10
      Other intangible assets                                       66                    38              28
      Intangible in progress                                        38                --                  38
-------------------------------------------------------------------------------------------------------------

                                                         $         174         $          98       $      76
=============================================================================================================

                                                                                                   MARCH 31
                                                                                                     2002
-------------------------------------------------------------------------------------------------------------
                                                               COST              ACCUMULATED       NET BOOK
                                                            DEPRECIATION            VALUE
-------------------------------------------------------------------------------------------------------------
      Licenses, trademarks and similar rights                       75                    41              34
      Other intangible assets                                      106                    41              65
      Patents and intellectual property rights                      14                    10               4
      Research and development expenditures                          7                     5               2
-------------------------------------------------------------------------------------------------------------

                                                              $    202              $     97          $  105
=============================================================================================================

       Estimated amortization expenses in the next 5 years are $33 annually.


EVANCIC PERRAULT ROBERTSON
                                      F-14

PRIME HOLDINGS AND INVESTMENTS INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2003 and 2002
(U.S. dollars in thousands)
================================================================================


9.    LONG-TERM DEBT

                                                                                        2003           2002
      ---------------------------------------------------------------------------------------------------------
      Mortgage payable to Credito Fondiario S.p.A., secured by building, no payment terms.
                                                                                     $     101      $     107
      Mortgage  payable  to  Comit  (Banca  Commerciale  Italiana),  secured  by building,  requiring semi-annually payments of $4.5, including interest at
      5.198%.                                                                            --                22

      Mortgage  payable to  Ambrosiano  Veneto,  secured by building,  requiring
      semi-annually payments of $4.5, including interest at 4.675%.                      --                51
---------------------------------------------------------------------------------------------------------------

                                                                                     $     101      $     180
                           Less current portion                                            101            122
---------------------------------------------------------------------------------------------------------------

                                                                                     $   --         $      58
===============================================================================================================

10.   CAPITAL STOCK

      Authorized:  500,000,000 common shares with par value of $0.0001
                   100,000,000 preferred shares with par value of $0.001. Each preferred share is convertible to 4 common shares after the trading value of Prime common shares exceeds

                   $5 per share for a period of at least thirty consecutive days on the NASD OTC BB exchange.

11.   ACQUISITIONS

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



EVANCIC PERRAULT ROBERTSON

PRIME HOLDINGS AND INVESTMENTS INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2003 and 2002
(U.S. dollars in thousands)
================================================================================

 12.  SEGMENTED INFORMATION

      Telecommunications

      The  telecommunication  segment  supplies and  installs  telecommunication
      equipment   in   Italy   under    contractual    agreements   with   major
      telecommunication equipment suppliers.

      Construction

      The construction segment contracts to build an 80-Villa resort project in Sardinia.

      Below are the sales and operating profit by segment for the three months ended March 31, 2003 and a reconciliation of segment operating profits (losses) to earnings before income taxes.

                                         CONSTRUCTION      TELECOMMUNICATION        OTHERS          TOTAL
-------------------------------------------------------------------------------------------------------------
      Revenues                           $    --           $          74        $     --         $        74
      Operating expenses                           4                 228                  22             254
-------------------------------------------------------------------------------------------------------------

      Operating loss                              (4)               (154)                (22)           (180)
      Other income                            --                       1              --                   1
-------------------------------------------------------------------------------------------------------------

      Loss before income
      taxes and minority interest        $        (4)       $       (153)       $        (22)    $      (179)
===========================================================================================================--



















EVANCIC PERRAULT ROBERTSON

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             PRIME HOLDINGS AND INVESTMENTS, INC.



                             By: /s/ Giovanni Iachelli
                                 ------------------------------------
                                 President, Secretary and Director

                             By: /s/ John Visendi
                                 ----------------
                                 John Visendi
                                 Chief Executive Officer, Treasurer and Director (Principal Accounting Officer)








Date: May 20, 2003

                                  CERTIFICATION

I, Giovanni Iachelli, President and Secretary of the Company, hereby certify, that:

1. I have reviewed this quarterly report on Form 10-QSB of Prime Holdings and Investments, Inc.;

2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining "disclosure controls and procedures" for the registrant and have:

a. have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;

      b. have evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report; and

      c. have presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the date;

5. The registrant's other certifying officer and I have disclosed to the registrant's auditors and to the board of directors:

      d. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      e. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Giovanni Iachelli
---------------------
Giovanni Iachelli
President and Secretary

May 20, 2003

                                  CERTIFICATION

    I, John Visendi, Chief Executive Officer, Treasurer and Director (Principal Accounting Officer) of the Company, hereby certify, that:

1. I have reviewed this quarterly report on Form 10-QSB of Prime Holdings and Investments, Inc.;

2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining "disclosure controls and procedures" for the registrant and have:

      a. have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;

      b. have evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report; and

      c. have presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the date;

5. The registrant's other certifying officer and I have disclosed to the registrant's auditors and to the board of directors:

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ John Visendi
----------------
John Visendi
Chief Executive Officer and Treasurer


May 20, 2003