Form 10QSB
period 2003-06-30
PRIME HOLDINGS &  INVESTMENTS  INC
filed 2003-10-03
CIK 1111882

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES ACT OF 1934 For the quarterly period ended June 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES ACT OF 1934 For the transition period from ___________to____________

                        Commission File Number: 000-30477

                      PRIME HOLDINGS AND INVESTMENTS, INC.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

       Nevada                                                    88-0421215
      --------                                                  ------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                   521 Fifth Avenue, Suite 1700, New York, NY
                   -------------------------------------------
          (Address, including zip code, of principal executive offices)

                                  (212)292-4258
                               ------------------
              (Registrant's telephone number, including area code)

                           ---------------------------
                           (Former name of Registrant)

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

     Common stock, par value $0.0001: 8,351,300 shares outstanding as of October 2, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                      PRIME HOLDINGS AND INVESTMENTS, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Unaudited Consolidated Balance Sheets - June 30, 2003 and December 31, 2002.

          Unaudited Consolidated Statements of Earnings - Three Months Ended June 30, 2003 and 2002 and Six Months Ended June 30, 2003 and 2002.

          Unaudited Consolidated Statements of Cash Flow - Six Months Ended June 30, 2003 and 2002.

          Notes to Unaudited Consolidated Financial Statements.

     Item 2. Management's Discussion and Analysis or Plan of Operation


PART II.    OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                      PRIME HOLDINGS AND INVESTMENTS, INC.

                                   FORM 10-QSB

                                  June 30, 2003

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002.

     Revenues. For the three months ended June 30, 2003 total revenues were approximately $155,000, a decrease of $1,103,000 as compared to revenues of approximately $1,258,000 for the three months ended June 30, 2002. All of these revenues were generated by subsidiary companies operating in Italy. During the three months ended June 30, 2003, revenues were primarily generated by Kelti SpA for telecommunications services and by consulting fees generated directly by S.I.T.I.

     Operating Expenses. For the three months ended June 30, 2003 operating expenses were approximately $212,000, a decrease of $1,139,000 or 84.3%, from approximately $1,351,000 for the same period in 2002. This decrease in operating expenses was primarily due to a reduction in fees for outside services and a reduction in purchases.

     Other Income (Expenses). For the three months ended June 30, 2002, Prime reported net miscellaneous other expenses of approximately $97,000 and no interest income, as compared to net 380,000 miscellaneous income and $4,000 interest income for the three months ended June 30, 2002.

     Income Taxes. For the three months ended June 30, 2002, Prime did not recognize any income taxes as it incurred a net loss for the period, as compared to a approximately $6,000 income taxes for the three months ended June 30, 2002. Prime is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

     Minority Interest. For the three months ended June 30, 2002, Prime recognize approximately $4,000 loss from a minority interest as compared to a approximately $17,000 gain for the three months ended June 30, 2002.

     Net Income {Loss). As a consequence of the foregoing, Prime has a net loss for the three months ended June 30, 2003 of approximately $158,000 compared with approximately $268,000 net profit for the three months ended June 30, 2002. For the three months ended June 30, 2003 earnings per share was approximately ($0.003) compared with an earnings of approximately $0.005 for the three months ended June 30, 2002.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002.

     Revenues. For the six months ended June 30, 2003 total revenues were approximately $229,000, a decrease of $1,447,000 as compared to revenues of approximately $1,676,000 for the six months ended June 30, 2002. All of these revenues were generated by subsidiary companies operating in Italy. During the six months ended June 30, 2003, revenues were primarily generated by Kelti SpA for telecommunications services and by consulting fees generated directly by S.I.T.I.

     Operating Expenses. For the six months ended June 30, 2003 operating expenses were approximately $466,000, a decrease of $1,738,000 or 79.3%, from approximately $2,193,000 for the same period in 2002. This decrease in operating expenses was primarily due to a reduction in fees for outside services, Salaries and Benefits and a reduction in purchases.

     Other Income (Expenses). For the six months ended June 30, 2002, Prime reported net miscellaneous other expenses of approximately $97,000 and $1,000 interest income, as compared to net $493,000 miscellaneous income and $4,000 interest income for the six months ended June 30, 2002.

     Income Taxes. For the six months ended June 30, 2002, Prime recognized approximately $1,000 for income taxes, as compared to a approximately $8,000 income taxes for the six months ended June 30, 2002. Prime is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

     Minority Interest. For the xix months ended June 30, 2002, Prime did not recognize any gains or losses from a minority interest as compared to a approximately $18,000 gain for the six months ended June 30, 2002.

     Net Income {Loss). As a consequence of the foregoing, Prime has a net loss for the six months ended June 30, 2003 of approximately $334,000 compared with approximately $46,000 net loss for the six months ended June 30, 2002. For the six months ended June 30, 2003 earnings per share was approximately ($0.006) compared with ($0.001) for the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2003, Prime had net working capital of approximately $1,071,000. Approximately $869,000 of our current assets consist of accounts receivable primarily from customers of Kelti net of allowances for doubtful accounts. Approximately $1,212,000 of our current assets consist of inventory. Going forward, we expect our primary sources of working capital to be debt and/or equity financing.

     For the three months ended June 30, 2003, net cash used from operating activities of Prime and its subsidiaries was approximately $300,000 compared with net cash provided by operating activities of $78,000 for the three months ended June 30, 2003.

     We issued no new shares of stock during the three months ended June 30, 2003, we raised additional capital from proceeds of demand loans of $301,000 for the three months ended June 30, 2003 and $600,000 during the three months ended June 30, 2003. We have issued shares of common stock from time to time in the past to satisfy certain obligations and expect in the future to continue to acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of our capital stock. If operations and cash flow can be improved through these efforts, we believe that our liquidity problems will be resolved and that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations.

ITEM 3. CONTROLS AND PROCEDURES

     (A) DISCLOSURE CONTROLS AND PROCEDURES. Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. John Visendi, our Chief Executive Officer and Treasurer (Principal Accounting Officer) supervised and participated in this evaluation. Based on this evaluation, Mr. Visendi concluded that, as of the date of his evaluation, the Company's disclosure controls and procedures were effective.

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

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

     99.1 Certification  of Chief  Executive  Officer and Treasurer  Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

     99.2 Certification of President and Secretary Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

b) Reports on Form 8-K

     During and subsequent to the six months ended June 30, 2003, the Company filed the following reports on Form 8-K:

          Form    Filing Date          Event Reported
          ----    ----------------     -------------------
          8-K                          April 2,  2003 A report on Form 8-K (item
                                       5), which announced a restructuring and symbol change to PHIV.OB from PHIL.

                      Prime Holdings and Investments, Inc.
  (Successor to S.I.T.I., S.P.A. Societa Italiana Telecommunicazioni Integrate)

                      Unaudited Consolidated Balance Sheets


(U.S.                                                     Dollars in  thousands)
                                                          June 30,  December 31,
                                                          2003 2002

Assets
Current:
   Cash and Cash Equivalents                            $   101      $   108
   Marketable Securities                                     22
   Accounts Receivable, net of Allowance for
     Doubtful Accounts (2003-$18)(2002-$18)                 869          983
   Inventory                                              1,212        1,142
   Prepaid Expenses                                           6            6
                                                        ------------------------
                                                          2,210        2,239

Property, Plant and Equipment                               619          600
Investments                                                 645          608
Other Investments                                            71          100
Goodwill                                                     49          100
Other intangible Assets                                      73           75
                                                        ------------------------
                                                          1,457        1,483
                                                        ------------------------
                                                         $3,667       $3,722
                                                        ========================

Liabilities and Stockholders' Equity
Current:
   Demand Loan                                          $   301
   Accounts Payable and Accruals                            811         $741
   Corporate Taxes Payable                                   27           18
   Current Portion of Long Term Debt                                      98
                                                        ------------------------
                                                          1,139          857

Due to Directors                                                          22
Reserve for Employee Termination Indemnities                  2            2
Minority Interest                                            85           80
Preferred Stock                                              10           10
                                                        ------------------------
                                                          1,226          971
Contingent Liabilities/Commitments
Stockholders' Equity
   Capital Stock and Additional Paid-In Capital           5,822        5,822
   Other Comprehensive Income                               564          540
   Deficit                                               (3,945)      (3,611)
                                                        ------------------------
                                                          2,441        2,751
                                                        ------------------------
                                                         $3,667       $3,722
                                                        ========================

   The accompanying notes are an integral part of these financial statements.

                      Prime Holdings and Investments, Inc.
  (Successor to S.I.T.I., S.P.A. Societa Italiana Telecommunicazioni Integrate)

            Unaudited Consolidated Statement of Stockholders' Equity

(U.S.                                                 Dollars   in    thousands)
                                                      Common Stock and
                                         Common    Additional
                                         Stock      Paid-In    Accumulated  Comprehensive
                                         Shares     Capital      Deficit       Inncome        Total
                                         ----------------------------------------------------------

Balance, December 31, 2000               $  740      $4,623      $  (972)      $    (1)      $3,650

Net Loss for the Period                                 937         (266)         (243)         428
                                         ----------------------------------------------------------
Balance, June 30, 2001                      740       5,560       (1,238)         (244)       4,078

Increase in Paid-In Capital in
   S.I.T.I., S.P.A. Before Reverse
    Acquisition:

Reverse Acquisition Pre-Acquisition
   Shares of Prime Holdings and
   Investment, Inc.                       3,527          34                                      34
Issuance of Common Shares for
   Reverse Acquisition of S.I.T.I.,
   S.P.A. on September 13, 2001          50,000
Allocation to Issuance of Preferred
   Shares                                               (10)                                    (10)
Less Exchange of S.I.T.I., S.p.A
   Shares                                  (740)
                                         ----------------------------------------------------------
Balance After Reverse Acquisition        53,527       5,584       (1,238)         (244)       4,102

Net Loss for the Period                                             (100)          253          153
                                         ----------------------------------------------------------
Balance, December 31, 2001               53,527       5,584       (1,338)            9        4,255

Issuance of Common Shares for
   Services Rendered                        755          95                                      95
Increase in Paid-In Capital                             143                                     143
Net Loss for the Period                                           (2,273)          531       (1,742)
                                         ----------------------------------------------------------
Balance December 31, 2002                54,282       5,822       (3,611)          540        2,751
Net Loss for the period                                             (334)           24         (310)
                                         ----------------------------------------------------------

Balance, June 30, 2003                  $54,282      $5,822      $(3,945)         $564       $2,441
                                         ==========================================================

   The accompanying notes are an integral part of these financial statements.


                      Prime Holdings and Investments, Inc.
  (Successor to S.I.T.I., S.P.A. Societa Italiana Telecommunicazioni Integrate)


                  Unaudited Consolidated Statements of Earnings



(U.S. Dollars in thousands)                Three Months Ended June 30,   Six Months Ended June 30,
                                           ---------------------------   -------------------------
                                               2003          2002           2003         2002
                                               ----          ----           ----         ----

Revenue                                     $   155       $ 1,258        $   229      $ 1,676

Operating expenses:
   Amortization                                  18            77             29          107
   Bank Charges and Interest                     50           129            105          146
   Other Operating Expenses                      95            19            241           79
   Outside Services                                           743                       1,313
   Purchases                                      6           260              6          301
   Rent                                          32            43             63           69
   Salaries and Benefits                         11            80             22          178
                                           -------------------------------------------------------

Other Income (Expense):
   Interest Income                                              4              1            4
   Miscellaneous                                (97)          380            (97)         493
                                           -------------------------------------------------------

Loss Before Minority Interest and
   Income Taxes                                (154)          291           (333)         (20)
Income Taxes                                                    6              1            8
                                           -------------------------------------------------------

Loss Before Minority Interest                  (154)          285           (334)         (28)
Minority Interest                                (4)           17                          18
                                           -------------------------------------------------------

Net Earnings(Loss) for the Period           $  (158)      $   268        $  (334)     $   (46)
                                           =======================================================

Weighted Average Common Shares
   Outstanding                               54,282        53,527         54,282       53,527
                                           -------------------------------------------------------

Earnings (Loss) Per Share                   $(0.003)      $ 0.005        $(0.006)     $(0.001)
                                           =======================================================

    The accompanying notes are an integral part of these financial statements.


                      Prime Holdings and Investments, Inc.
  (Successor to S.I.T.I., S.P.A. Societa Italiana Telecommunicazioni Integrate)

                 Unaudited Consolidated Statements of Cash Flows

                                                                Six Months Ended
                                                            --------------------
 (U.S.                                                        Dollars         in
                                                              thousand) June 30,
                                                              June 30, 2003 2002
                                                            --------    --------

Cash Flows From Operating Activities:
   Loss From Operating Activities                            $(334)      $ (47)
   Items Not Requiring an Outlay of Funds:
     Amortization                                               29         107
     Minority Interest                                           5          18
                                                            --------------------

   Changes in Non-Cash Working Capital:
     Accounts Receivable                                       114      (2,691)
     Inventory                                                 (70)        (71)
     Net Construction Work in Progress                                     (36)
     Prepaid Expenses                                                      580
     Accounts Payable and Accrued Liabilities                   70       2,059
     Customer Deposits                                                    (454)
     Corporate Taxes Payable                                     9          40
     Reserve for Employee Termination Indemnities                          (67)
                                                            --------------------
                                                              (177) (562)
                                                            --------------------
Cash Flows From Financing Activities:
   Proceeds (Repayment) of Long-Term Debt                      (98)        (22)
   Increase in Minority Interest                                           110
   Proceeds of Demand Loans                                    301         600
   Decrease in Due to Minority Interest Shareholders           (22)       (109)
                                                            --------------------
                                                               181         579
                                                            --------------------
Cash Flows From Investing Activities:
   Purchase Marketable Securities                               22
   Purchases of Capital Assets                                 (19)        (15)
   Sale(Purchase)of Long-Term Investments                      (37)         40
   Sale of Other Investments                                    29         119
                                                            --------------------
                                                                (5) 144

Effect of Exchange Rate Changes on Cash                         (6)        101
                                                            --------------------
Increase in Cash                                                (7)        262
Cash, Beginning of Period                                      108         398
                                                            --------------------
Cash, End of Period                                          $ 101       $ 660
                                                            ====================
Supplemental Disclosures:
   Interest Paid                                              $105       $ 147

   The accompanying notes are an integral part of these financial statements.

                      Prime Holdings and Investments, Inc.
  (Successor to S.I.T.I., S.P.A. Societa Italiana Telecommunicazioni Integrate)

              Notes to Unaudited Consolidated Financial Statements

Condensed Financial Statements

     In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The results of operations for the six months ended June 30, 2003 are not indicative of the results of operations for the year ended December 31, 2003. The condensed financial statements should be read in conjunction with the Company's financial statements included in its annual Form 10 KSB for the year ended December 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PRIME HOLDINGS AND INVESTMENTS, INC.

                                     By: /s/ Giovanni Iachelli
                                         ---------------------
                                         Giovanni Iachelli
                                         President, Secretary and Director


                                     By: /s/ John Visendi
                                         ----------------
                                         John Visendi
                                         Chief Executive Officer, Treasurer and
                                         Director (Principal Accounting Officer)

Date: October 2, 2003

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

October 2, 2003

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

October 2, 2003