Form 10QSB
period 2003-09-30
PRIME HOLDINGS &  INVESTMENTS  INC
filed 2004-01-16
CIK 1111882

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES ACT OF 1934 For the quarterly period ended September 30, 2003

 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES ACT OF 1934 For the transition period from ___________to


                        Commission File Number: 000-30477
                                               -----------

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

Common stock, par value $0.0001: 8,351,300 shares outstanding as of January 15, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                      PRIME HOLDINGS AND INVESTMENTS, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Unaudited Consolidated Balance Sheets - September 30, 2003 and December 31, 2002.

          Unaudited Consolidated Statement of Stockholders' Equity - September 30, 2003

          Unaudited Consolidated Statements of Earnings - Three Months Ended September 30, 2003 and 2002 and nine Months Ended September 30, 2003 and 2002.

          Unaudited Consolidated Statements of Cash Flow - nine Months Ended September 30, 2003 and 2002.

          Notes to Unaudited Consolidated Financial Statements.

     Item 2. Management's Discussion and Analysis or Plan of Operation


PART II.    OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES


                      PRIME HOLDINGS AND INVESTMENTS, INC.

                                   FORM 10-QSB

                               September 30, 2003

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      Prime Holdings and Investments, Inc.
  (Successor to S.I.T.I., S.P.A. Societa Italiana Telecommunicazioni Integrate)

                      Unaudited Consolidated Balance Sheets

(U.S. Dollars in thousands)                                         September 30,    December 31,
                                                                        2003            2002
                                                                    -------------    ------------
Assets
Current:
   Cash and Cash Equivalents                                           $  107          $  108
   Marketable Securities                                                   22
   Accounts Receivable, net of Allowance for Doubtful Accounts
      (2003-$18)(2002-$18)                                                769             983
   Inventory                                                            1,228           1,142
   Prepaid Expenses                                                         2               6
                                                                        2,128           2,239

Property, Plant and Equipment                                             588             600
Investments                                                               653             608
Other Investments                                                          88             100
Goodwill                                                                   49             100
Other intangible Assets                                                    71              75
                                                                       ----------------------
                                                                        1,449           1,483
                                                                       ----------------------
                                                                       $3,577          $3,722
                                                                       ======================
Liabilities and Stockholders' Equity
Current:
   Demand Loan                                                         $  602
   Accounts Payable and Accrued Expenses                                1,110          $  741
   Corporate Taxes Payable                                                 28              18
   Current Portion of Long Term Debt                                                       98
                                                                       ----------------------
                                                                        1,740             857
Due to Directors                                                                           22
Reserve for Employee Termination Indemnities                                2               2
Minority Interest                                                          85              80
Preferred Stock                                                            10              10
                                                                       ----------------------
                                                                        1,837             971
Contingent Liabilities/Commitments
Stockholders' Equity
   Capital Stock and Additional Paid-In Capital                         5,822           5,822
   Other Comprehensive Income                                             535             540
   Deficit                                                             (4,617)         (3,611)
                                                                       ----------------------
                                                                        1,740           2,751
                                                                       ----------------------
                                                                       $3,577          $3,722
                                                                       ======================

   The accompanying notes are an integral part of these financial statements.

                      Prime Holdings and Investments, Inc.
  (Successor to S.I.T.I., S.P.A. Societa Italiana Telecommunicazioni Integrate)


            Unaudited Consolidated Statement of Stockholders' Equity

(U.S. Dollars in thousands)                          Common Stock
                                                         and
                                            Common    Additional
                                            Stock      Paid-In       Accumulated     Comprehensive
                                            Shares     Capital         Deficit          Income        Total
                                          -----------------------------------------------------------------
Balance, December 31, 2000                   740        $4,623        $  (972)        $   (1)        $3,650

Net Loss for the Period                                    937           (266)          (243)           428
                                          -----------------------------------------------------------------
Balance, September 30,2001                   740         5,560         (1,238)          (244)         4,078

Increase in Paid-In Capital in
   S.I.T.I., S.P.A. Before Reverse
    Acquisition:

Reverse Acquisition Pre-Acquisition
   Shares of Prime Holdings and
   Investment, Inc.                        3,527            34                                           34
Issuance of Common Shares for
   Reverse Acquisition of S.I.T.I.,
   S.P.A. on September 13, 2001           50,000
Allocation to Issuance of Preferred
   Shares                                                  (10)                                         (10)
Less Exchange of S.I.T.I., S.P.A
   Shares                                   (740)
                                          -----------------------------------------------------------------
Balance After Reverse Acquisition         53,527          5,584        (1,238)          (244)         4,102

Net Loss for the Period                                                  (100)           253            153
                                          -----------------------------------------------------------------
Balance, December 31, 2001                53,527          5,584        (1,338)             9          4,255

Issuance of Common Shares for
   Services Rendered                         755             95                                          95
Increase in Paid-In Capital                                 143                                         143
Net Loss for the Period                                                (2,273)           531         (1,742)
                                          -----------------------------------------------------------------
Balance December 31, 2002                 54,282          5,822        (3,611)           540          2,751
Net Loss for the period                                                (1,006)            (5)        (1,011)
                                          -----------------------------------------------------------------

Balance, September 30,2003                54,282         $5,822       $(4,617)          $535         $1,740
                                          =================================================================

   The accompanying notes are an integral part of these financial statements.

                      Prime Holdings and Investments, Inc.
  (Successor to S.I.T.I., S.P.A. Societa Italiana Telecommunicazioni Integrate)

                  Unaudited Consolidated Statements of Earnings

(U.S. Dollars in thousands)                Three Months Ended September 30,    Nine Months Ended September 30,
                                           --------------------------------    -------------------------------
                                                 2003           2002                2003           2002
                                                 ----           ----                ----           ----
Revenue                                                       $   246             $   229        $ 1,922

Operating expenses:
   Amortization                              $     4               36                  33            143
   Bank Charges and Interest                      55                8                 160            154
   Other Operating Expenses                      240                2                 481             81
   Outside Services                                               710                              2,023
   Purchases                                                       36                   6            337
   Rent                                           27               46                  90            115
   Salaries and Benefits                         326               62                 348            240
                                             -----------------------------------------------------------

Other Income (Expense):
   Interest Income                                (1)               2                                  6
   Miscellaneous                                 (19)             (19)               (116)           474
                                             -----------------------------------------------------------

Loss Before Minority Interest and
   Income Taxes                                 (672)            (671)             (1,005)          (691)
Income Taxes                                                        3                   1             11
                                             -----------------------------------------------------------

Loss Before Minority Interest                   (672)            (674)             (1,006)          (702)
Minority Interest                                                   5                                 23
                                             -----------------------------------------------------------

Net Earnings(Loss) for the Period            $  (672)         $  (679)            $ 1,006)       $  (725)
                                             ===========================================================

Weighted Average Common Shares
   Outstanding                                54,282           53,527              54,282         53,527
                                             -----------------------------------------------------------

Earnings (Loss) Per Share                    $(0.012)         $(0.013)            $(0.019)       $(0.014)
                                             ===========================================================


   The accompanying notes are an integral part of these financial statements.

                      Prime Holdings and Investments, Inc.
  (Successor to S.I.T.I., S.P.A. Societa Italiana Telecommunicazioni Integrate)


                 Unaudited Consolidated Statements of Cash Flows


                                                            Nine Months Ended
                                                         -----------------------
 (U.S. Dollars in thousand)                              September 30,  June 30,
                                                             2003         2002
                                                         -----------------------
Cash Flows From Operating Activities:
   Loss From Operating Activities                        $(1,006)        $ (725)
   Items Not Requiring an Outlay of Funds:
     Amortization                                             33            143
     Minority Interest                                         5             23
                                                         ----------------------

   Changes in Non-Cash Working Capital:
     Accounts Receivable                                     214           (246)
     Inventory                                               (86)          (110)
     Net Construction Work in Progress                         4
     Prepaid Expenses                                                       600
     Accounts Payable and Accrued Liabilities                369          1,272
     Customer Deposits                                                     (467)
     Corporate Taxes Payable                                  10             60
     Reserve for Employee Termination Indemnities                            74
                                                         ----------------------
                                                            (457)          (445)
                                                         ----------------------
Cash Flows From Financing Activities:
   Proceeds (Repayment) of Long-Term Debt                    (98)           (23)
   Increase in Minority Interest                                             95
   Proceeds of Demand Loans                                  602            300
   Decrease in Due to Minority Interest Shareholders          22           (112)
                                                         ----------------------
                                                             482            260
                                                         ----------------------
Cash Flows From Investing Activities:
   Purchase Marketable Securities                             22
   Purchases of Capital Assets                               (26)           (16)
   Sale(Purchase)of Long-Term Investments                    (45)            41
   Sale of Other Investments                                  12            164
                                                         ----------------------
                                                              37            189

Effect of Exchange Rate Changes on Cash                       11             48
                                                         ----------------------
(Decrease)Increase in Cash                                    (1)            52
Cash, Beginning of Period                                    108            398
                                                         ----------------------
Cash, End of Period                                      $   107         $  450
                                                         ======================
Supplemental Disclosures:
   Interest Paid                                         $   160         $  154

   The accompanying notes are an integral part of these financial statements.

                      Prime Holdings and Investments, Inc.
  (Successor to S.I.T.I., S.P.A. Societa Italiana Telecommunicazioni Integrate)

              Notes to Unaudited Consolidated Financial Statements

Condensed Financial Statements

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The results of operations for the nine months ended September 30, 2003 are not indicative of the results of operations for the year ended December 31, 2003. The condensed financial statements should be read in conjunction with the Company's financial statements included in its annual Form 10 KSB for the year ended December 31, 2002.

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

     Revenues. There were no revenues for the three months ended September 30, 2003, a decrease of $229,000 as compared to revenues of approximately $229,000 for the three months ended September 30, 2002.

     Operating Expenses. For the three months ended September 30, 2003 operating expenses were approximately $652,000, a decrease of $248,000 or 27.6%, from approximately $900,000 for the same period in 2002. This decrease in operating expenses was primarily due to a reduction in fees for outside services and a reduction in purchases.

     Other Income (Expenses). For the three months ended September 30, 2003, Prime reported net miscellaneous other expenses and interest of approximately $20,000, as compared to net miscellaneous other expense of 19,000 and 2,000 interest income for the three months ended September 30, 2002.

     Income Taxes. For the three months ended September 30, 2003, Prime did not recognize any income taxes as it incurred a net loss for the period, as compared to a approximately $3,000 income taxes for the three months ended September 30, 2002. Prime is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

     Minority Interest. For the three months ended September 30, 2003, Prime did not recognize any minority interest as compared to a approximately $5,000 gain for the three months ended September 30, 2002.

     Net Income {Loss). As a consequence of the foregoing, Prime has a net loss for the three months ended September 30, 2003 of approximately $672,000 compared with approximately $679,000 net loss for the three months ended September 30, 2002. For the three months ended September 30, 2003 earnings per share was approximately (0.012) compared with an earnings of approximately $(0.013)for the three months ended September 30, 2002.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

     Revenues. For the nine months ended September 30, 2003 total revenues were approximately $229,000, a decrease of $1,693,000 as compared to revenues of approximately $1,922,000 for the nine months ended September 30, 2002. All of these revenues were generated by subsidiary companies operating in Italy. During the nine months ended September 30, 2003, revenues were primarily generated by Kelti SpA for telecommunications services and by consulting fees generated directly by S.I.T.I.

     Operating Expenses. For the nine months ended September 30, 2003 operating expenses were approximately $1,347,000, a decrease of $1,355,000 or 43.8%, from approximately $3,093,000 for the same period in 2002. This decrease in operating expenses was primarily due to a reduction in fees for outside services, Amortization and a reduction in purchases.

     Other Income (Expenses). For the nine months ended September 30, 2003, Prime reported net miscellaneous other expenses of approximately $116,000 and no interest income, as compared to net 474,000 miscellaneous income and 6,000 interest income for the nine months ended September 30, 2002.

     Income Taxes. For the nine months ended September 30, 2003, Prime recognized approximately $1,000 for income taxes, as compared to a approximately $11,000 income taxes for the nine months ended September 30, 2002. Prime is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

     Minority Interest. For the nine months ended September 30, 2003, Prime did not recognize any gains or losses from a minority interest as compared to a approximately $23,000 gain for the nine months ended September 30, 2002.

     Net Income {Loss). As a consequence of the foregoing, Prime has a net loss for the nine months ended September 30, 2003 of approximately $1,006,000 compared with approximately $725,000 net loss for the nine months ended September 30, 2002. For the nine months ended September 30, 2003 earnings per share was approximately (0.019) compared with ($0.014) for the nine months ended September 30, 2002.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     Prime is not a party to any material legal proceedings.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          31 Certification of Chief Executive Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

          32 Certification of Chief Executive Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

     b) Reports on Form 8-K

     During and subsequent to the three months ended September 30, 2003, the Company filed the following reports on Form 8-K:

         Form    Filing Date            Event Reported
         ----    ----------------       ------------------
         8-K     September 25, 2003     A report on Form 8-K (item 4) change of
                                        auditors.