Form 10KSB
period 2003-12-31
PRIME HOLDINGS &  INVESTMENTS  INC
filed 2004-04-19
CIK 1111882

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB

                [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ending December 31, 2003
                                            ------------------

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-30477
                                              -----------

                      PRIME HOLDINGS AND INVESTMENTS, INC.
             ------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


              Nevada                                         88-0421215
     ----------------------------                           ------------
     (State or other jurisdiction                          (IRS Employer
          of Incorporation)                              Identification No.)


       521 Fifth Avenue, Suite 1700
           New York, New York                                     10003
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)


                                 (212) 292-4258
                                ----------------
                           (Issuer's telephone number,
                              including area code)


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, 0.001 par value.

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were: $292,000
                                                       ----------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the Issuer filed all documents and reports required to be filed by
Section 12, 13, or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.
Yes  [ ]  No  [ ]

                         APPLICABLE TO CORPORATE ISSUERS

On April 19, 2004, the Issuer had 8,887,816 issued, and outstanding shares of its $.001 par value common stock. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $1,267,014 at the closing quotation for the Registrant's common stock of $0.05 as of April 19, 2004.

Transitional Small Business Disclosure Format Used (check one):
Yes [ ]  No [X]

Documents incorporated by reference:  None.

                      PRIME HOLDINGS AND INVESTMENTS, INC.

                                TABLE OF CONTENTS
                                                                         PAGE

                                     PART I

Item 1.     Description of Business . . . . . . . . . . . . . . . . .      1

Item 2.     Description of Properties . . . . . . . . . . . . . . . .      6

Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . . . . .      6

Item 4.     Submission of Matters to a Vote of Securities Holders . .      7

                                     PART II

Item 5.     Market for the Issuer's Common Equity and Related
              Shareholder Matters . . . . . . . . . . . . . . . . . .      7

Item 6.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . .      8

Item 7.     Financial Statements  . . . . . . . . . . . . . . . . . .     14

Item 8.     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosures . . . . . . . .     28

                                    PART III

Item 9.     Directors, Executive Officers, Promoters
              and Control Persons; Compliance with
              Section 16(a) of the Exchange Act . . . . . . . . . . .     28

Item 10.    Executive Compensation  . . . . . . . . . . . . . . . . .     29

Item 11.    Security Ownership of Certain Beneficial
              Owners and Management . . . . . . . . . . . . . . . . .     29

Item 12.    Certain Relationships and Related Transactions  . . . . .     30

Item 13.    Exhibits, and Reports on Form 8-K . . . . . . . . . . . .     30

            Signatures  . . . . . . . . . . . . . . . . . . . . . . .     31

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

BUSINESS OF ISSUER

     We are a holding company conducting our business through our wholly owned subsidiary, S.I.T.I., an Italian corporation principally engaged in merchant banking activities. From January 2000 to December 31, 2001, S.I.T.I. completed equity investments in eight Italian-based companies operating in three sectors: construction, telecommunications and special situations. These included the following companies: Sardegna '97 SpA; Artel SrL; Datico SpA; Datico's subsidiaries, Impresa Mondelli SrL and Datico Services SpA; and KELTI SrL. Our consolidated financial statements include the operating results of Sardegna '97 SpA; Artel SrL; and KELTI SrL from the beginning of the fiscal year ended December 31, 2002. During 2002, Datico SpA entered bankruptcy proceedings in Italy. Prior to commencement of the bankruptcy proceedings, Datico sold its interests in Impresa Mondelli SrL and Datico Services SpA. S.I.T.I. is a party to an arbitration against the other shareholder of KELTI Srl, and a trustee has been appointed to protect the rights of the shareholders during the pendency of the arbitration.

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

     As of December 31, 2003, Prime and its remaining subsidiaries had approximately $2,489,000 of assets on a consolidated basis.

     See Management's Discussion and Analysis of Results of Operations, for the net revenues and pre-tax earnings of each of our subsidiaries. See Notes to Consolidated Financial Statements included herein for our net revenues and pre-tax earnings in each principal areas in which we conduct business.

     At the closing of the acquisition of S.I.T.I. on September 13, 2001, S.I.T.I. had equity interests in the following six companies: Datico SpA, Datico Services SpA, Impresa Mondelli SrL, SCA SrL, KELTI Srl, and Consorzio Tecnos. From September 13, 2001, to December 31, 2001, S.I.T.I completed two additional equity investments, Artel SrL, and Sardegna '97 SpA; and divested itself of SCA SrL. The following table sets forth certain information as of December 31, 2003, regarding the remaining subsidiaries in which Prime has an equity investment:

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

     Artel is a development stage company engaged in the purchase, resale and brokerage of fine art, antiques and collectables. As of December 31, 2003, Artel's assets consisted principally of art inventory including 12 paintings by 19th-century European artists. These paintings were acquired between September 2, 1999 and December 31, 2001. Two of these paintings are particularly valuable having been appraised at 30,000,000,000 Italian lire (approximately $15,000,000) in November 2001, and updated as of March 18, 2004. However this valuation could change due to changes in the fine art market or, in terms of US dollars, due to currency fluctuation. Moreover, this valuation does not necessarily reflect actual proceeds which Artel would receive upon sale of these paintings which would be net of royalties, commissions and other costs of the sale. These paintings are reflected on our balance sheet at cost, which was approximately $813,000. Artel's collection of fine art is insured by Vittoria Assicurazioni, of Milan, Italy.

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

     Artel has reserved the website address www.arteartel.it. The website is one of several professional marketing techniques that Artel plans to deploy to stimulate purchaser interest, and match buyers and sellers. The website is intended for presale marketing and promotion only with all transactions being completed off-line.

SARDEGNA '97 SPA- On October 18, 2001, S.I.T.I., our subidiary, acquired all of the issued and outstanding shares of Sardegna '97 SpA (Sardegna). The purchase price was $112,472. Sardegna's principal offices are located at Via Lodi 47, 20135, Milan, Italy, and its telephone number is 39-02-7631-7701.

     Sardegna is a planned multi-villa luxury real estate resort development project in Sardinia, Italy. The project is in Phase I, with approximately 20% of the project completed, consisting of roads, electrical infrastructure, leveling of the land and landscaping. Initial sales were originally expected during 2004. However, this date has been extended because we are awaiting a possible zoning change which would allow us to increase in the number of villas allowed in the development. Impresa Mondelli SpA, a former subsidiary of S.I.T.I. was originally retained to build Sardegna, but because Datico sold its interest in Impresa Mondelli and it is no longer an affiliate of Prime, we are seeking an alternate construction company to complete the project once the zoning issues are resolved.

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

EMPLOYEES

     As of December 31, 2002, Prime and its subsidiaries had 1 full time employee performing administrative functions.

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

     S.I.T.I.'s principal executive and administrative offices are located in Italy, at Via Della Spiga, 22, Milan, 20121, which is leased pursuant to a year-to-year agreement. S.I.T.I. is obligated to pay $96,000 per year for its 210 square meter office space. We consider these administrative and executive offices to be adequate and suitable for S.I.T.I.'s current operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Because of our failure to file our reports on a timely basis, we are currenly as of November 2003, are listed on the Pink Sheets. We are currently re-applying to be listed on the OTC Bulletin Board, which requires all listed companies to be registered with the SEC under Section 13 or 15(d) of the Securities Exchange Act of 1934 and to be current in their required filings once so registered. Our common stock commenced trading in the fourth quarter of 2000, and its current trading symbol is PHIV.PK. The following table sets forth the high and low bid information for our common stock for each quarter, since the fourth quarter of 2000. Subsequent to August 2001, this information was obtained from Yahoo Finance!TM as provided by Commodity Systems, Inc. As these are over-the-counter market quotations, they reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions. All prices are adjusted to give effect to the 1 for 6.5 reverse split of our common stock which took effect at the close of trading on March 28, 2003.

2004:

     QUARTER ENDED:                                      HIGH                LOW
     -------------                                       ----                ---

     March 31                                             .05                .05


2003:

     QUARTER ENDED:                                      HIGH                LOW
     -------------                                       ----                ---

     December 31                                          .06                .06
     September 30                                         .06                .06
     June 30                                              .02                .02
     March 31                                             .26                .13


2002:

     QUARTER ENDED:                                      HIGH                LOW
     -------------                                       ----                ---

     December 31                                         .455                .13
     September 30                                       1.755               .325
     June 30                                            2.925              1.495
     March 31                                            3.25              1.495

     We have no outstanding options, warrants to purchase, or securities convertible into our common stock. We have not agreed to register any shares of our common stock for any shareholder. There are presently 8,887,816 shares of common stock issued and outstanding.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL

     This Management's Discussion and Analysis presents a review of our consolidated operating results and financial condition for the fiscal years ended December 31, 2003 and 2002. This discussion and analysis is intended to assist in understanding the financial information of Prime, its subsidiaries and associated companies presented elsewhere herein. This section should be read in conjunction with our consolidated financial statements and the related notes.

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

     We believe Prime's existing cash balances will be sufficient to meet anticipated cash requirements for the next twelve months. We may, nonetheless, seek additional financing to supportPrime's activities during the next twelve months or thereafter, including private and/or public offerings of common stock, or seek out venture patners to provide with us to finance acquisitions. Such additional capital may not be available on reasonable terms, if at all, when needed or desired.

SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES,  RELATED PARTY  TRANSACTIONS  AND
CONTINGENCIES:

BASIS OF CONSOLIDATION

     The financial statements of our subsidiaries are consolidated. Entities which are not controlled but over which the Prime has the ability to exercise significant influence, referred to as associated companies, are accounted for using the equity method. Investments in entities that we do not control or over which we do not exercise significant influence are accounted for using the cost method.

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

INTANGIBLE ASSETS

     Intangible assets are stated at cost, reduced on a straight-line basis to their net book value through provision for amortization provided at the following annual rates:

                           Licenses, trade-marks and similar rights          20%
                           Patents and intellectual property rights          33%
                           Other intangible assets                           20%

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

INCOME TAXES

     National corporate taxes (IRPEG) in Italy are levied on book income adjusted for disallowable expenses at the rate of 33%.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2003 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2002

     Total revenues for the year ended December 31, 2003 were approximately $369,000, an increase of $330,000, or 846.2%, as compared to revenues of approximately $39,000 for the year ended December 31, 2002. All of these revenues were generated by subsidiary companies operating in Italy. During fiscal 2002, revenues were primarily generated by Kelti SpA for telecommunications services and by consulting fees generated directly by S.I.T.I.

     Operating expenses for the year ended December 31, 2003 were approximately $897,000, an increase of $368,000 or 69.6%, from approximately $529,000 for fiscal 2002. This increase in operating expenses was primarily due to legal and other professional fees and travel expenses.

     During the year ended December 31, 2003, Prime reported a loss from discontinued operations of approximately $830,000 and a loss from the sale of subsidiaries of $1,116,000. This resulted from the sale and/or discontinuation of activities of its subsidiaries in the telecommunications industry.

     Amortization was approximately $47,000 for the year ended December 31, 2003, representing a decrease of approximately $17,000, or 26.6%, from $64,000 for fiscal 2002.

     Miscellaneous income of approximately $469,000 for the year ended December 31, 2003 consisted of invoices reimbursed from former S.I.T.I. shareholders for expenses associated with the reverse acquisition, including legal, accounting, travel and consulting.

     As a consequence of the foregoing, Prime's net loss increased for the year ended December 31, 2003 to approximately $2,274,000 compared with approximately $366,000.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2003, Prime had working capital of approximately $1,382,000. Approximately $983,000 of our current assets consists of accounts receivable primarily from customers of Kelti net of allowances for doubtful accounts. Going forward, we expect our primary sources of working capital to be debt and/or equity financing.

     Prime and its subsidiaries used approximately $172,000 in cash from operating activities, after taking account of losses from operations, sale and discontinuation of subsidiaries, amortization and minority interest. During the year ended December 31, 2003, cash flows from financing activities were approximately $37,000 and from investing activities were approximately $6,000.

     We issued 462,000 new shares stock during 2003, 309,000 to John G. Visendi our Chief Executive Officer, and 153,000 to Giovanni Iachelli who was our President until November 12, 2003 when he was removed by our board of directors. We have issued shares of common stock from time to time in the past to satisfy certain obligations and expect in the future to continue to acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of our capital stock. If operations and cash flow can be improved through these efforts, we believe that our liquidity problems will be resolved and that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations.

ITEM 7. FINANCIAL STATEMENTS

Following are the audited financial statements of Prime and its subsidiaries for the year ended December 31, 2003. Please note that all of the figures stated in the financial statements are rounded to the nearest thousand U.S. Dollars.

                      Prime Holdings and Investments, Inc.
                      (Successor to S.I.T.I. S.p.A. Societa
                     Italiana Telecommunicazioni Integrate)

                        Consolidated Financial Statements
                                December 31, 2003

CONTENTS
--------------------------------------------------------------------------------


Independent Auditors' Report                                                 F 1
Consolidated Balance Sheets                                                  F 2

Consolidated Statements of Losses                                            F 3

Consolidated Statement of Stockholders' Equity                               F 4

Consolidated Statements of Cash Flows                                        F 5

Notes to Consolidated Financial Statements                                   F 6

                              MEYLER & COMPANY, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS
                                  ONE ARIN PARK
                                 1715 HIGHWAY 35
                              MIDDLETOWN, NJ 07748


                          Independent Auditors' Report


To the Board of Directors
Prime Holdings and Investments, Inc.
(Successor to S.I.T.I. S.p.A. Societa Italiana Telecommunicazioni Integrate) New York, NY


We have audited the accompanying consolidated balance sheet of Prime Holdings and Investments, Inc. (Successor to S.I.T.I. S.p.A. Societa Italiana Telecommunicazioni Integrate) and subsidiaries as of December 31, 2003 and the related consolidated statement of loss, stockholders' equity and its cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet as of December 31, 2002 and the related consolidated statement of loss, stockholders' equity and its cash flows for the year then ended were audited by Evancic Perrault Robertson whose auditors' report dated March 28, 2003 expressed an unqualified opinion.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prime Holdings and Investments, Inc. and subsidiaries as of December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


                                              Meyler & Company, LLC


Middletown, NJ
March 24, 2004


                                       F1

                      Prime Holdings and Investments, Inc.
  (Successor to S.I.T.I. S.p.A. Societa Italiana Telecommunicazioni Integrate)

                           Consolidated Balance Sheets

                           (U.S. Dollars in Thousands)
                                     ASSETS

                                                                             December 31,
                                                                           2003        2002
                                                                          ------      ------
Current Assets
   Cash and Cash Equivalents                                              $    8      $  108
   Accounts Receivable, net of Allowance for Doubtful Accounts of
      $445 and $18                                                            73         983
   Inventory                                                               1,265       1,142
   Prepaid Expenses                                                          290           6
          Total Current Assets                                             1,636       2,239

Property, Plant and Equipment                                                355         600
Investment in Unconsolidated Subsidiary Less Reserve of $330                 361         608
Other Investments                                                                        100
Goodwill                                                                     106         100
Other intangible Assets                                                       31          75
                                                                          ------      ------
                                                                             853       1,483
                                                                          ------      ------
          Total Assets                                                    $2,489      $3,722
                                                                          ======      ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liability
   Due to Affiliated Party                                                $  816
   Accounts Payable and Accrued Expenses                                     785      $  751
   Customer Deposits                                                         125
   Corporate Taxes Payable                                                    12          18
   Current Portion of Long Term Debt                                                      98
                                                                          ------      ------
          Total Current Liabilities                                        1,738         867

Due to Directors                                                                          22
Reserve for Employee Termination Indemnities                                               2
Minority Interest                                                            166          80
                                                                          ------      ------
          Total Liabilities                                                1,904         971

Contingent Liabilities and Commitments
Stockholders' Equity
   Capital Stock and Additional Paid-In Capital                            5,837       5,822
   Other Comprehensive Income                                                685         540
   Accumulated Deficit                                                    (5,937)     (3,611)
                                                                          ------      ------
          Total Stockholders' Equity                                         585       2,751
                                                                          ------      ------

   Total Liabilities and Stockholders' Equity                             $2,489      $3,722
                                                                          ======      ======


   The accompanying notes are an integral part of these financial statements.

                                       F2

                      Prime Holdings and Investments, Inc.
  (Successor to S.I.T.I. S.p.A. Societa Italiana Telecommunicazioni Integrate)

                        Consolidated Statements of Losses

                           (U.S. Dollars in Thousands)

                                                         For the Year Ended
                                                            December 31,
                                                        --------------------
                                                          2003        2002
                                                        -------     -------
REVENUE
   Consulting Fees                                     $   292     $    63
   Installation Service Fees                                           306
                                                       -------     -------
          Total Revenues                                   292         369

COST OF SALES                                               16         255
                                                       -------     -------

GROSS MARGIN                                               276         114
                                                       -------     -------

OPERATING EXPENSES
   Administrative Expenses                                 974         544
   Stock Based Compensation                                 15
   Depreciation and Amortization                           146          47
   Provisions for Asset Impairment                       1,445         306
                                                       -------     -------
          Total Operating Expenses                       2,580         897
                                                       -------     -------

OPERATING LOSS                                          (2,304)       (783)
                                                       -------     -------

OTHER INCOME (EXPENSE)
   Interest Income                                                       7
   Miscellaneous                                            15         469
                                                       -------     -------
                                                            15         476
                                                       -------     -------

NET LOSS BEFORE DISCONTINUED OPERATIONS                 (2,319)       (307)

DISCONTINUED OPERATIONS
   Loss from discontinued operations
      (including a $1,116 loss on disposal,
      net of income taxes - nil)                                     1,946
                                                       -------     -------

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST          (2,319)     (2,253)
INCOME TAXES                                                 7           7
                                                       -------     -------

LOSS BEFORE MINORITY INTEREST                           (2,326)     (2,260)
MINORITY INTEREST                                                       14
                                                       -------     -------

NET LOSS FOR THE YEAR                                  $(2,326)    $(2,274)
                                                       =======     =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             $ 8,812     $ 8,351
                                                       =======     =======

LOSS PER SHARE                                         $(0.26)     $(0.27)
                                                       =======     =======


   The accompanying notes are an integral part of these financial statements.

                                       F3

                      Prime Holdings and Investments, Inc.
  (Successor to S.I.T.I. S.p.A. Societa Italiana Telecommunicazioni Integrate)

                 Consolidated Statements of Stockholders' Equity

                    For the Two Years Ended December 31,2003
                           (U.S. Dollars in Thousands)

                                              Common Stock
                                                   and
                                     Common    Additional                    Other
                                     Stock       Paid-In   Accumulated   Comprehensive
                                     Shares      Capital     Deficit         Income       Total
                                     ------    ----------  -----------   -------------   ------
Balance, December 31, 2001           53,527      $5,584      $(1,338)         $  9       $4,255

Issuance of Common Shares for
   Services Rendered @$0.125
      per share                         755          95                                      95
Increase in Paid-In Capital                         143                                     143
Net Loss for the Period                                       (2,273)          531       (1,742)
Reverse Stock Split, 1 for
   every 6.5 shares on March
   28, 2003                         (45,931)
                                    -------      ------      -------          ----       ------
Balance December 31, 2002             8,351       5,822       (3,611)          540        2,751
Issuance of Common shares
  for Services Rendered
   @ $0.03                              462          15                                      15
Net Loss for the Year                                         (2,326)          145       (2,181)
                                    -------      ------      -------          ----       ------

Balance, December 31,2003             8,813      $5,837      $(5,937)         $685       $  585
                                    =======      ======      =======          ====       ======


   The accompanying notes are an integral part of these financial statements.

                                       F4

                      Prime Holdings and Investments, Inc.

  (Successor to S.I.T.I. S.p.A. Societa Italiana Telecommunicazioni Integrate)
                      Consolidated Statements of Cash Flows

                           (U.S. Dollars in Thousands)

                                                                         For the Year Ended
                                                                            December 31,
                                                                       --------------------
                                                                          2003       2002
                                                                       --------    --------
Cash Flows From Operating Activities:
   Net Loss                                                            $(2,326)    $(2,274)
   Non-Cash Items Included in Net Loss
     Issuance of  Stock for Services Rendered                               15          95
     Reductions in Long-Term Investment                                    330
   Adjustments to Reconcile Net Loss to Net Cash Used
      in Operating Activities
     Depreciation                                                          146          47
     Minority Interest                                                                  14
     Loss from Discontinued Operations                                               1,946
     Decrease (increase) in Accounts Receivable                            910        (349)
     Increase in Inventory                                                (123)       (226)
     Increase in Prepaid Expenses                                         (285)         (5)
     Increase in Accounts Payable                                           34         334
     Increase in Deposits                                                  125
     Increase in Payroll and Benefit-Related Liabilities                                 3
     Increase (Decrease) in corporate Taxes Payable                         (6)          8
     Decrease in Reserve for Employee Termination Indemnities                           (2)
                                                                       -------     -------
                Net Cash Used in Operating Activities                   (1,180)       (409)
                                                                       -------     -------

Cash Flows from Investing Activities:
   Purchase of Long-Term Investments                                                  (253)
   Sale (Purchase) of Other Investments                                     91          56
   Proceeds Received from Sale of Subsidiaries                                         314
   Purchase of Property, Plant and Equipment                               (70)        (46)
   Purchase of Intangible Assets                                                        (5)
   Cash Reduction Due to Closure of Business                                           (60)
                                                                       -------     -------
                Net Cash Provided by Investing Activities                   21           6
                                                                       -------     -------

Cash Flows from Financing Activities:
   Proceeds (Repayment) from Long-Term Debt                                (98)        (22)
   Increase in Minority Interest                                            86
   Increase in Paid-In Capital                                                         143
   Increase in Due to Directors                                                         22
   Due to Affiliated Party                                                 816
   Increase (Decrease) in Due to Minority Interest Stockholders                       (106)
                                                                       -------     -------
                Net Cash Provided by Financing Activities                  804          37
                                                                       -------     -------
Effect of Exchange Rate Changes on Cash                                    255          76
                                                                       -------     -------
Decrease in Cash                                                          (100)       (290)
Cash, Beginning of Year                                                    108         398
                                                                       -------     -------
Cash, End of Year                                                      $     8     $   108
                                                                       =======     =======
Supplemental Disclosures
   Interest Paid                                                       $     3     $   282
Supplemental Disclosures of Additions to Common Stock and
   Paid in Capital Funds
     Common Stock Issued for Services Rendered                         $    15     $    95


   The accompanying notes are an integral part of these financial statements.

                                       F5

                      Prime Holdings and Investments, Inc.
  (Successor to S.I.T.I. S.p.A. Societa Italiana Telecommunicazioni Integrate)

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002
                           (U.S. Dollars in Thousands)


1.   NATURE OF BUSINESS

     Prime Holdings and Investments, Inc. is a United States holding company conducting business through its wholly owned Italian subsidiary, S.I.T.I., S.p.A, which primarily engages in merchant banking activities as described further below.

     Artel S.r.L. is a company that specializes in the purchase, sale and brokerage of works of art and other collectibles.

     Sardegna 97 S.p.A. owns a resort project in Sardinia. The project is not presently active and is being held for sale.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation
     ----------------------

     The financial statements of entities which are controlled by the Company, referred to as subsidiaries, are consolidated. Entities which are not controlled but over which the Company has the ability to exercise significant influence, referred to as associated companies, are accounted for using the equity method. Investments in entities that the Company does not control or over which it does not exercise significant influence are accounted for using the cost method.

     The acquisition by the Company of the shares of S.I.T.I. S.p.A. on September 13, 2001 was accounted for as a reverse acquisition whereby S.I.T.I. S.p.A is considered the acquiring company. The comparative figures presented are those of S.I.T.I. S.p.A.

     Cash and Cash Equivalents
     -------------------------

     Cash and cash equivalents includes cash and those short-term market instruments which, on acquisition, have a term to maturity of three months or less.

     Use of Estimates
     ----------------

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

     Inventory
     ---------

     Inventory consists of precious paintings carried principally at cost for 2003 and 2002. 2002 also includes telecommunication equipment which was fully written off in 2003.


                                       F6

                      Prime Holdings and Investments, Inc.
  (Successor to S.I.T.I. S.p.A. Societa Italiana Telecommunicazioni Integrate)

             Notes to Consolidated Financial Statements (Continued)

                           December 31, 2003 and 2002
                           (U.S. Dollars in Thousands)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Property, Plant and Equipment
     -----------------------------

     Property, plant and equipment are recorded at cost. Depreciation is provided annually on a straight-line basis at rates calculated to write-off the assets over their estimated useful lives which approximate 15%, except in the year of acquisition when one half of the rate is used.

     Intangible Assets
     -----------------

     Intangible assets are stated at cost, as reduced on a straight-line basis to their net book value through provision for amortization at rates approximating 20%.

     Goodwill
     --------

     Prior to July 2001, the goodwill arising on consolidation was not amortized, whereas the goodwill arising on the acquisition of a business by S.I.T.I. S.p.A. was being amortized over 10 years.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS 142 recognizes that goodwill has an indefinite useful life and therefore will no longer be subject to periodic amortization. Goodwill will be tested at least annually for impairment in lieu of amortization. SFAS 142 requires that goodwill arising from acquisitions subsequent to June 30, 2001 not be amortized.

     The Company evaluates the carrying value of goodwill and long-lived assets to be held and used. The carrying value of an asset is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on a long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced by the cost of disposition of such assets.

     Income Taxes
     ------------

     National corporate taxes (IRPEG) in Italy are levied on book income adjusted for disallowable expenses at the rate of 36% in 2003 and 2002.

     In addition, a regional tax on value produced (IRAP) is levied at the rate of 4.25%. In accordance with the principles established by the Italian accounting profession, this tax is classified with income taxes, even though certain significant costs and expenses (e.g. personnel costs and interest expense) are not deductible in the determination of the related IRAP tax liability.


                                       F7

                      Prime Holdings and Investments, Inc.
  (Successor to S.I.T.I. S.p.A. Societa Italiana Telecommunicazioni Integrate)

             Notes to Consolidated Financial Statements (Continued)

                           December 31, 2003 and 2002
                           (U.S. Dollars in Thousands)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Reserve for Employee Termination Indemnities
     --------------------------------------------

     Provision has been made, under Italian law and labor regulations, for termination indemnities to employees upon termination of employment.

     Net Loss Per Common Share
     -------------------------

     The Company computes per share amounts in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.

     Translation of Foreign Currencies
     ---------------------------------

     The functional currency of the company is the United States dollar. The financial statements of the Company's operations whose functional currency is other than the United States dollar are translated from such functional currency to the United States dollars using he current rate method. Under the current rate method, assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Revenues and expenses, including gains and losses on foreign exchange transactions, are translated at average rates for the period. Where the current rate method is used, the unrealized translation gains will be accumulated in other comprehensive income under the shareholders' equity section.

     Financial Instruments
     ---------------------

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


                                       F8

                      Prime Holdings and Investments, Inc.
  (Successor to S.I.T.I. S.p.A. Societa Italiana Telecommunicazioni Integrate)

             Notes to Consolidated Financial Statements (Continued)

                           December 31, 2003 and 2002
                           (U.S. Dollars in Thousands)


4.   PROPERTY, PLANT AND EQUIPMENT

                                                                                  2003       2002
                                                                                 ------     ------
     Property, plant and equipment at December 31, 2003 and 2002 consist of:
     Fixed asset construction in progress                                                    $267
     Other equipment                                                              $501        419
                                                                                  ----       ----
                                                                                   501        686
     Less accumulated depreciation                                                 146         86
                                                                                  ----       ----

                                                                                  $355       $600
                                                                                  ====       ====

5. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARY

     The Company has a 20% investment in Consortium Tecnos, an Italian telecommunications company. The total investment was $608. In 2003, because of the uncertainty of the company, a reserve of $330 or approximately 50% was established.

6. DUE TO AFFILIATED PARTY

     Pergarex SA, a Swiss investment banking firm controlled by the Company's President and Chief Executive officer, advanced the Company a total of $816 for operating expenses at various times during the year 2003. These advances are non-interest bearing and have no prescribed repayment terms and/or conditions. Had the Company borrowed such funds from a financial institution, the imputed average interest expense would approximate $25.

7. LONG-TERM DEBT

     The Company's long-term debt at December 31, 2002 consisted of a mortgage payable to Credito Fondiario S.p.A. secured by a building. The total amount due was $98 which was considered current in 2002 and paid in 2003.

8. INCOME TAXES - U.S.A.

     The Company has adopted Financial Accounting Statement SFAS No. 109, Accounting for Income Taxes. Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements. The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards. At December 31, 2003, these differences resulted in a deferred tax asset of approximately $70,000. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at December 31, 2003.

     The  Company's  net  operating  U.S.  loss  carry   forwards   amounted  to
     approximately $600,000 at December 31, 2003 which will expire by 2018.


                                       F9

                      Prime Holdings and Investments, Inc.
  (Successor to S.I.T.I. S.p.A. Societa Italiana Telecommunicazioni Integrate)

             Notes to Consolidated Financial Statements (Continued)

                           December 31, 2003 and 2002
                           (U.S. Dollars in Thousands)


9. STOCKHOLDERS' EQUITY

     The Company's capital structure consists of preferred and common stock. The total authorized preferred stock is 100,000,000 with a par value of $0.001. There are no preferred shares outstanding.

     The Company's common stock is authorized at 500,000,000 shares with a par value of $0.0001 per share. The total outstanding shares at December 31, 2003 are 8,813. Each preferred share is convertible to 4 common shares after the trading value of Prime common shares exceeds $5 per share for a period of at least thirty consecutive days on the NASD OTC BB exchange.

     On March 28, 2003, the Company effected a reverse split of 1 common share issued for every 6.5 common shares outstanding.

     On September 10, 2003, 461,516 shares were issued to the Chairman and Chief Executive Officer and the former President of the Company for services rendered. The shares were valued at $0.0325 per share.

10. ACQUISITIONS

     In September 2001, the Company acquired 51% of the share capital of Artel srl. The Company purchases, sells and brokers works of art, paintings, furniture, watches, rugs, prints and antique drawings. The purchase price was $7.

     In October 2001, the Company acquired 100% of the share capital of Sardegna 97 SpA which owned an 80-Villa resort project in Sardinia. The project is not presently active and is being held for sale. The purchase price was $112 and included goodwill of $101.

     All of these acquisitions were accounted for under the purchase method. The consolidated financial statements include the operating results of each of these businesses.

     Goodwill was determined on the basis of the difference between the purchase price paid and the fair market value of the underlying assets and liabilities acquired.

11. LEASE COMMITMENTS

     The Company has a long-term lease for its corporate office in Milan, Italy. The term of the lease extends to February 28, 2007 and may be renewed for an addition 6 years. The lease requires quarterly payments in advance on January 1, April 1, July 1 and October 1 every year in the amount of $28,000 per quarter. Annual


                                       F10

                      Prime Holdings and Investments, Inc.
  (Successor to S.I.T.I. S.p.A. Societa Italiana Telecommunicazioni Integrate)

             Notes to Consolidated Financial Statements (Continued)

                           December 31, 2003 and 2002
                           (U.S. Dollars in Thousands)


11. LEASE COMMITMENTS (CONTINUED)

     minimum rental payments for the remainder of the lease are as follows:

                                    Year              Amount
                                    ----             --------

                                    2004             $96,000
                                    2005              96,000
                                    2006              96,000
     Two months ending February 28, 2007               9,000

12. COMMITMENTS AND CONTINGENCIES

     The former President of the Company, who was removed on November 19, 2003, has asserted that the Company is obligated to him for unpaid salaries and expenses aggregating $355,000 through December 31, 2003. This amount has not been reflected in the accompanying financial statements since the Company believes that no amounts are due the former President as of December 31, 2003.


                                       F11

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We changed accountants in 2003 for the fiscal year 2003 audit. We provided full disclosure regarding the change in accountants in our report on Form 8-K, as amended, and included as an exhibit thereto, a letter from our former accountant consenting to such disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following are the current Directors and Executive Officers of Prime and their ages, as of December 31, 2003.


NAME                             AGE        POSITION

John G. Visendi                  40         President, Chief Executive Officer,
                                            Chief Financial Officer and Director

JOHN G. VISENDI, has served as a director of Prime since October 1, 2001, as our Chief Executive Officer and Treasurer since January 2003 and as our President and Chief Financial Officer since november 2003. Prior to his appointment, Mr. Visendi spent over 15 years in executive positions with investment banking groups in Europe and Japan. From May 2000, to June 2001, Mr. Visendi was President of Pergarex SA, a Switzerland-based investment banking company and controlling shareholder of Prime. From 1995 to date, Mr. Visendi has held the position of Chief Executive Officer of Societa Italiana Telecommunicazioni Integrate, SpA, (S.I.T.I.), a wholly owned subsidiary of Prime. Since 1998, Mr. Visendi has been General Manager of JHT Lehmann & Co., of London, England, and is responsible for merchant banking activities in Italy and Southern Europe. From 1990 to 1997, Mr. Visendi held the position of Central Director, Southern Europe and the Middle East, for Tushimi Merchant Bank, Tokyo, Japan. Mr. Visendi is exposed to a number of investment and acquisition opportunities each year and has broad abilities to perform traditional merchant banking functions such as deal selection and origination, due diligence, valuation and deal structuring.
SECTION 16(A) COMPLIANCE

GIOVANNI M. IACHELLI, had served as our President and a director from October 1, 2001 and as Secretary from January 2003 until he was removed by the board of directors on Novermber 21, 2003. Mr. Iachelli manages the operational business and strategic direction of Prime and S.I.T.I. Mr. Iachelli has spent over 15 years in senior positions with North American and United Kingdom-based telecommunications companies with operations in Italy, China, and Europe. From 1999 to October 2001, Mr. Iachelli was owner and director of Iachelli & Associates, a business consulting firm specializing in mergers and acquisitions in North America and China, on behalf of Telecom Group Italy. From 1998 to 1999, Mr. Iachelli served as Merger and Acquisitions Manager, Italian Market, for Primus Telecom Corp., United Kingdom.

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

ITEM 10. EXECUTIVE COMPENSATION

     The following table summarizes compensation earned in the 2003, 2002 and 2001 fiscal years by all of our executive officers.

================================================================================
                                                                                      LONG TERM COMPENSATION
--------------------------------------------------------------------------------

                                       ANNUAL COMPENSATION                            AWARDS          PAYOUTS
--------------------------------------------------------------------------------
                                                                                      SECURITIES
NAME AND PRINCIPAL                                              OTHER ANNUAL          UNDERLYING      ALL OTHER
POSITION                       YEAR    SALARY        BONUS      COMPENSATION          OPTIONS         COMPENSATION
--------------------------------------------------------------------------------------------------------------------------
John G. Visendi, Chief         2003          --                309,000 shares
Executive Officer and          2002          --                restricted stock
Chief Financial Officer        2001          --
--------------------------------------------------------------------------------------------------------------------------
Giovanni Iachelli, President   2003          --                153,000 shares
(removed November 12, 2003)    2002          --                restricted stock
                               2001


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of our common stock as of December 31, 2003 by (i) all those known by our management to be owners of more than five percent of the outstanding shares of common stock; (ii) each officer and director; and (iii) all officers and directors as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares owned (subject to community property laws, where applicable), and is beneficial owner of them. Share amounts shown give effect to a 1 for 6.5 reverse stock split which took effect at the close of trading on March 28, 2003.


                                                   AMOUNT AND NATURE
TITLE OF                                             OF BENEFICIAL    PERCENT OF
 CLASS      NAME AND ADDRESS OF BENEFICIAL OWNER       OWNERSHIP        CLASS
Common      Pergarex SA                               5,507,693(1)      62.0%
            Via Alla Campagna No. 6  6901
            Lugano, Switzerland

Common      Domenico Sommariva                          895,570         10.8%
            Corso Plebiscitl 1
            Milano, Italy

Common      Stonefeld Holding LTD                       461,539          5.2%
            Atlantic Chambers Romasco Harbour House
            Road Town Tortola BVI

Common      Giovanni Iachelli                           461,539(2)       5.2%

Common      John G. Visendi*                          5,969,210(3)      67.2%

Common   Directors and Officers as a Group            5,969,233         67.2%
          (Consisting of 1 person)

*Addresses for Officers and directors of Prime are c/o Prime Holdings and Investments, Inc., 521 Fifth Avenue, Suite 1700, New York, NY.

(1) Includes 615,385 shares of common stock underlying one million shares of preferred stock held by Pergarex.

(2) Mr. Iachelli had served as our President and a director from October 1, 2001 and as Secretary from January 2003 until he was removed by the board of directors on Novermber 21, 2003.. We provided full disclosure regarding his removal in our report on Form 8-K, as amended,

(3) Includes 4,892,308 shares of common stock, and 615,385 shares of common stock underlying one million shares of preferred stock, held in the name of Pergarex of which Mr. Visendi is a controlling person. Mr. Visendi disclaims ownership of such shares.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There have been no material transactions in the past two years or proposed transactions to which Prime has been or is proposed to be a party in which any officer, director, nominee for officer or director, or security holder of more than 5% of Prime's outstanding securities is involved.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

Exhibit Number      Document Description
--------------      --------------------

     2.1 Share Purchase Agreement, dated September 13, 2001, incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2001.

     3.0 Corporate Charter of Dilegencia Technologies, Inc. as filed with the Nevada Secretary of State on December 1, 1998, incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on April 4, 2000.

     3.1 Certificate Amending Article of Incorporation of Dilegencia Technologies, Inc. renaming it to MyTravelGuide.com, Inc. as filed with the Nevada Secretary of State on February 25, 2000, incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on April 4, 2000.

     3.2 Bylaws of Dilegencia Technologies, Inc., incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on April 4, 2000.

    21              Subsidiaries of the Company

    31              Certification pursuant to Section 302 of the Sarbanes
                    Oxley Act.

    32 Certification Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K:

                    The Company filed a Form 8-K on April 3, 2003 relating to change of in the Company's symbol to PHIV.OB from PHIL.OB.

                    The Company filed a Form 8-K on September 25, 2003 relating to change in auditors.

                    The Company filed a Form 8-K on December 1, 2003 relating to the removal of Giovanni Iachelli on November 12, 2003 as an officer and director of the Company.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PRIME HOLDINGS AND INVESTMENTS, INC.
                                   --------------------------------------
                                   (Registrant)

Date: 04/19/04                     By:  /s/ JOHN G. VISENDI
                                      -----------------------------------
                                      John G. Visendi
                                      President, Chief Executive Officer, Chief
                                      Financial Officer Treasurer and Director


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 04/19/04                     By:  /s/ JOHN G. VISENDI
                                      -----------------------------------
                                      John G. Visendi
                                      President, Chief Executive Officer, Chief
                                      Financial Officer Treasurer and Director