Form 10QSB
period 2004-03-31
PRIME HOLDINGS &  INVESTMENTS  INC
filed 2004-05-24
CIK 1111882

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES ACT OF 1934 For the quarterly period ended March 31, 2004

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

Common stock, par value $0.0001: 8,887,816 shares outstanding as of May 24, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                      PRIME HOLDINGS AND INVESTMENTS, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Unaudited Consolidated Balance Sheets - March 31, 2004 and December 31, 2003.

          Unaudited Consolidated Statement of Stockholders' Equity - March 31, 2004.

          Unaudited Consolidated Statements of Earnings - Three Months Ended March 31, 2004 and 2003.

          Unaudited Consolidated Statements of Cash Flow - three Months Ended March 31, 2004 and 2003.

          Notes to Unaudited Consolidated Financial Statements.

     Item 2. Management's Discussion and Analysis or Plan of Operation


PART II.    OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

ITEM 1. FINANCIAL INFORMATION

                      Prime Holdings and Investments, Inc.
  (Successor to S.I.T.I., S.P.A. Societa Italiana Telecommunicazioni Integrate)


                      Unaudited Consolidated Balance Sheets



(U.S. Dollars in thousands)
                                                                       March 31,     December 31,
                                                                         2004           2003
                                                                       ---------     ------------
Assets
Current:
   Cash and Cash Equivalents                                            $    3          $    8
   Accounts Receivable, net of Allowance for Doubtful Accounts              71              73
   Inventory                                                             1,244           1,265
   Prepaid Expenses                                                        322             290
                                                                        ------          ------
                                                                         1,640           1,636

Property, Plant and Equipment, net of Allowance for Depreciation           341             355
Investments in Unconsolidated Subsidiary                                   361             361
Goodwill                                                                   106             106
Other Intangible Assets                                                     23              31
                                                                        ------          ------
                                                                           831             853
                                                                        ------          ------
                                                                        $2,471          $2,489
                                                                        ======          ======

Liabilities and Stockholders Equity
Current:
   Due to Affiliated Party                                              $  964          $  816
   Accounts Payable and Accrued Expenses                                   735             783
   Corporate Taxes Payable                                                   5              12
   Customer Deposits                                                       123             125
                                                                        ------          ------
                                                                         1,827           1,736

Reserve for Employee Termination Indemnities                                 2               2
Minority Interest                                                          163             166
                                                                        ------          ------
                                                                         1,992           1,904
Contingent Liabilities/Commitments
Stockholders Equity
   Capital Stock and Additional Paid-In Capital                          5,839           5,837
   Other Comprehensive Income                                              684             685
   Accumulated Deficit                                                  (6,044)         (5,937)
                                                                        ------          ------
                                                                           479             585
                                                                        ------          ------
                                                                        $2,471          $2,489
                                                                        ======          ======

   The accompanying notes are an integral part of these financial statements.

                      Prime Holdings and Investments, Inc.
  (Successor to S.I.T.I. S.p.A. Societa Italiana Telecommunicazioni Integrate)

                 Consolidated Statements of Stockholders Equity

                           (U.S. Dollars in Thousands)

                                                      Common Stock
                                                           and
                                          Common       Additional                            Other
                                           Stock         Paid-In       Accumulated       Comprehensive
                                          Shares         Capital         Deficit             Income        Total
                                         -------         -------         -------             ------       ------
Balance, December 31, 2001                53,527          $5,584         $(1,338)            $    9       $4,255

Issuance of Common Shares for
   Services Rendered @$0.125
      per share                              755              95                                              95
Increase in Paid-In Capital                                  143                                             143
Net Loss for the Period                                                   (2,273)               531       (1,742)
Reverse Stock Split, 1 for
   every 6.5 Shares on March
   28, 2003                              (45,931)
                                         -------          ------         -------             ------       ------
Balance December 31, 2002                  8,351           5,822          (3,611)               540        2,751
Issuance of Common Shares
  for Services Rendered
   @ $0.03                                   462              15                                              15
Net Loss for the Year                                                     (2,326)               145       (2,181)
                                         -------          ------         -------             ------       ------

Balance, December 31,2003                  8,813           5,837          (5,937)               685          585

Adjustment of Common Shares
  Issued for Services Rendered
  @ $0.03                                     74               2                                               2

Net Loss for the Three Months
  Ended March 31, 2004                                                      (107)                (1)        (108)
                                         -------          ------         -------             ------       ------

Balance, March 31, 2004 (Unaudited)        8,887          $5,839         $(6,044)            $  684       $  479
                                         =======          ======         =======             ======       ======

   The accompanying notes are an integral part of these financial statements.

                      Prime Holdings and Investments, Inc.
  (Successor to S.I.T.I., S.P.A. Societa Italiana Telecommunicazioni Integrate)


                  Unaudited Consolidated Statements of Earnings

(U.S. Dollars in thousands)
                                                    Three Months Ended March 31,
                                                     2004                2003
                                                    ------              ------
Revenue                                                                $   74

Operating expenses:
   Administrative Expenses                         $   83                 243
   Depreciation and Amortization                       22                  11
   Stock Based Compensation                             2
                                                   ------              ------
     Total Operating Expenses                         107                 254
                                                   ------              ------

Operating Loss                                        107                 180

Other Income (Expense):
   Miscellaneous                                                            1
                                                   ------              ------
                                                                            1
                                                   ------              ------
Loss Before Minority Interest and
   Income Taxes                                       107                (179)
Income Taxes                                                                1
                                                   ------              ------

Loss Before Minority Interest                                             180
Minority Interest                                                           4
                                                   ------              ------

Net Loss for the Period                            $ (107)             $ (184)
                                                   ======              ======

Weighted Average Common Shares
   Outstanding                                      8,887               8,351
                                                   ------              ------

Earnings (Loss) Per Share                          $(0.01)             $(0.02)
                                                   ======              ======

   The accompanying notes are an integral part of these financial statements.

                      Prime Holdings and Investments, Inc.
  (Successor to S.I.T.I., S.P.A. Societa Italiana Telecommunicazioni Integrate)


                 Unaudited Consolidated Statements of Cash Flows

(U.S. Dollars in thousand)
                                                    Three Months Ended March 31,
                                                         2004            2003
                                                       -------         -------
Cash Flows From Operating Activities:
   Loss From Operating Activities                      $ (107)         $ (184)
   Items Not Requiring an Outlay of Funds:
     Amortization                                          22              11
     Minority Interest                                                      4
     Stock Based Compensation                               2
                                                       ------          ------
                                                          (83)           (169)
   Changes in Non-Cash Working Capital:
     Accounts Receivable                                    2             125
     Inventory                                             21
     Prepaid Expenses                                     (32)              2
     Accounts Payable and Accrued Liabilities             (48)             61
     Customer Deposits                                     (2)
     Corporate Taxes Payable                               (7)              6
                                                       ------          ------
                                                         (149)             25
                                                       ------          ------
 Cash Flows From Financing Activities:
   Advances from Related Parties                          148
   Decrease in Due to Minority Interest Shareholders       (3)
                                                       ------          ------
                                                          145
                                                       ------          ------
Cash Flows From Investing Activities:
   Purchase of Other Investments                                          (17)
   Purchase of Intangible Assets                                           (3)
                                                       ------          ------
                                                                          (20)
                                                                       ------

Effect of Exchange Rate Changes on Cash                    (1)              6
                                                       ------          ------
(Decrease) Increase in Cash                                (5)             11
Cash, Beginning of Period                                   8             108
                                                       ------          ------
Cash, End of Period                                    $    3          $  119
                                                       ======          ======
Supplemental Disclosures:
   Interest Paid                                       $    2          $   31
   Issuance of Common Stock for Services Rendered      $    2


   The accompanying notes are an integral part of these financial statements.

                      Prime Holdings and Investments, Inc.
  (Successor to S.I.T.I., S.P.A. Societa Italiana Telecommunicazioni Integrate)

              Notes to Unaudited Consolidated Financial Statements

Condensed Financial Statements

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The results of operations for the three months ended March 31, 2004 are not indicative of the results of operations for the year ended December 31, 2004. The condensed financial statements should be read in conjunction with the Companys financial statements included in its annual Form 10 KSB for the year ended December 31, 2003.

Related Party Transactions

During the quarter ended March 31, 2004, the principal stockholder advanced the Company $148,000 for operating expenditures. The total amount due to the principal stockholder at March 31, 2004 is $964,000.

Stockholders Equity

During the first quarter ending March 31, 2004, an adjustment was rendered for the issuance in 2003 of 74,000 shares to the Officer and Directors to compensate for their services. The issuance was valued at $0.03 per share.

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003.

     Revenues. There were no revenues for the three months ended March 31, 2004, a decrease of $74,000 as compared to revenues of approximately $74,000 for the three months ended March 31, 2003.

     Operating Expenses. For the three months ended March 31, 2004 operating expenses were approximately $107,000, a decrease of $147,000 or 57.9%, from approximately $254,000 for the same period in 2003. This decrease in operating expenses was primarily due to a reduction in fees for administrative expenses.

     Other Income (Expenses). For the three months ended March 31, 2004, Prime reported no net miscellaneous other expenses, as compared to net miscellaneous other expense of 1,000 for the three months ended March 31, 2003.

     Income Taxes. For the three months ended March 31, 2004, Prime did not recognize any income taxes as it incurred a net loss for the period, as compared to a approximately $1,000 income taxes for the three months ended March 31, 2003. Prime is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

     Minority Interest. For the three months ended March 31, 2004, Prime did not recognize any minority interest as compared to a approximately $4,000 gain for the three months ended March 31, 2003.

     Net Income {Loss). As a consequence of the foregoing, Prime has a net loss for the three months ended March 31, 2004 of approximately $107,000 compared with approximately $184,000 net loss for the three months ended March 31, 2003. For the three months ended March 31, 2004 earnings per share was approximately (0.01) compared with an earnings of approximately $(0.02)for the three months ended March 31, 2003.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          31 Certification of Chief Executive Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

          32 Certification of Chief Executive Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

     b) Reports on Form 8-K

     During and subsequent to the three months ended September 30, 2003, the Company filed the following reports on Form 8-K:

         Form    Filing Date            Event Reported
         ----    ----------------       ------------------
         8-K/A                          January  16, 2004 A report on Form 8-K/A
                                        (item 5) removal of officer and director on November 21, 2003.

         8-K/A   March 26, 2004         A report on Form  8-K/A  (item 4) change
                                        of auditors on July 15, 2003.

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

                                   PRIME HOLDINGS AND INVESTMENTS, INC.
                                   --------------------------------------
                                  (Registrant)

Date: 05/24/04                     By:  /s/ JOHN G. VISENDI
                                      -----------------------------------
                                      John G. Visendi
                                      President, Chief Executive Officer, Chief
                                      Financial Officer Treasurer and Director


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 05/24/04                     By:  /s/ JOHN G. VISENDI
                                      -----------------------------------
                                      John G. Visendi
                                      President, Chief Executive Officer, Chief
                                      Financial Officer Treasurer and Director