Form 10QSB
period 2004-06-30
PRIME HOLDINGS & INVESTMENTS INC
filed 2004-08-20
CIK 1111882

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES ACT OF 1934 For the quarterly period ended June 30, 2004

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

Common stock, par value $0.0001: 8,351,300 shares outstanding as of August 19, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                      PRIME HOLDINGS AND INVESTMENTS, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Unaudited Consolidated Balance Sheets - June 30, 2004 and December 31, 2003.

          Unaudited Consolidated Statement of Stockholders' Equity - June 30, 2004.

          Unaudited Consolidated Statements of Earnings - Three Months Ended June 30, 2004 and 2003 and Six Months Ended June 30, 2004 and 2003.

          Unaudited Consolidated Statements of Cash Flow - six Months Ended June 30, 2004 and 2003.

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

         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

ITEM 1. FINANCIAL INFORMATION

                      Prime Holdings and Investments, Inc.
  (Successor to S.I.T.I., S.P.A. Societa Italiana Telecommunicazioni Integrate)


                      Unaudited Consolidated Balance Sheets


(U.S. Dollars in thousands)
                                                                       June 30,    December 31,
                                                                         2004          2003
                                                                       --------    ------------
Assets
Current:
   Cash and Cash Equivalents                                           $   18        $    8
   Accounts Receivable, net of Allowance for Doubtful Accounts             93            73
   Inventory                                                            1,232         1,265
   Prepaid Expenses                                                       340           290
                                                                       ------        ------
                                                                        1,683         1,636

Property, Plant and Equipment                                             329           355
Investments                                                               361           361
Goodwill                                                                  106           106
Other intangible Assets                                                    22            31
                                                                       ------        ------
                                                                          818           853
                                                                       ------        ------
                                                                       $2,501        $2,489
                                                                       ======        ======


Liabilities and Stockholders' Equity
Current:
   Due to affiliated party                                             $1,175        $  816
   Accounts Payable and Accruals                                          765           783
   Corporate Taxes Payable                                                  4            12
   Customer deposits                                                      122           125
                                                                       ------        ------
                                                                        2,066         1,736

Reserve for Employee Termination Indemnities                                1             2
Minority Interest                                                         162           166
                                                                       ------        ------
                                                                        2,229         1,904
Contingent Liabilities/Commitments
Stockholders' Equity
   Capital Stock and Additional Paid-In Capital                         5,839         5,837
   Other Comprehensive Income                                             689           685
   Deficit                                                             (6,256)       (5,937)
                                                                       ------        ------
                                                                          272           585
                                                                       ------        ------
                                                                       $2,501        $2,489
                                                                       ======        ======

   The accompanying notes are an integral part of these financial statements.

                      Prime Holdings and Investments, Inc.
  (Successor to S.I.T.I. S.p.A. Societa Italiana Telecommunicazioni Integrate)

                 Consolidated Statements of Stockholders' Equity

                           (U.S. Dollars in Thousands)

                                                       Common Stock
                                                           and
                                          Common        Additional                       Other
                                          Stock          Paid-In       Accumulated   Comprehensive
                                          Shares         Capital         Deficit         Income        Total
                                          ------         -------         -------         ------       ------
Balance, December 31, 2001                53,527          $5,584         $(1,338)        $    9       $4,255

Issuance of Common Shares for
   Services Rendered @$0.125
      per share                              755              95                                          95
Increase in Paid-In Capital                                  143                                         143
Net Loss for the Period                                                   (2,273)           531       (1,742)
Reverse Stock Split, 1 for
   every 6.5 Shares on March
   28, 2003                              (45,931)
                                         -------          ------         -------         ------       ------
Balance December 31, 2002                  8,351           5,822          (3,611)           540        2,751
Issuance of Common Shares
  for Services Rendered
   @ $0.03                                   462              15                                          15
Net Loss for the Year                                                     (2,326)           145       (2,181)
                                         -------          ------         -------         ------       ------

Balance, December 31,2003                  8,813           5,837          (5,937)           685          585

Adjustment of Common Shares
  Issued for Services Rendered
  @ $0.03                                     74               2                                           2

Net Loss for the Six Months
  Ended June 30, 2004                                                       (319)             4         (315)
                                         -------          ------         -------         ------       ------

Balance, June 30, 2004 (Unaudited)         8,887          $5,839         $(6,256)        $  689       $  272
                                         =======          ======         =======         ======       ======

   The accompanying notes are an integral part of these financial statements.

                      Prime Holdings and Investments, Inc.
  (Successor to S.I.T.I., S.P.A. Societa Italiana Telecommunicazioni Integrate)


                  Unaudited Consolidated Statements of Earnings




(U.S. Dollars in thousands)
                                           Three Months Ended June 30,      Six Months Ended June 30,
                                           ---------------------------      -------------------------
                                             2004               2003          2004              2003
                                           -------            -------       -------           -------
Revenue                                                        $  155                         $   229

Operating expenses:
   Administrative Expenses                 $  191                  18        $  274               437
   Depreciation and Amortization               21                 194            43                29
   Stock Based Compensation                                                       2
                                           ------              ------        ------           -------
          Total Operating Expenses            212                 212           319               466
                                           ------              ------        ------           -------

   Operating Loss                                                 (57)                           (237)

Other Income (Expense):
   Interest Income                                                                                  1
   Miscellaneous                                                  (97)                            (97)
                                           ------              ------        ------           -------
          Total Other Income (Expense)                            (97)                            (96)

Loss Before Minority Interest and
   Income Taxes                               212                (154)         (319)             (333)
Income Taxes                                                                                        1
                                           ------              ------        ------           -------
Loss Before Minority Interest                 212                (154)         (319)             (334)
Minority Interest                                                  (4)
                                           ------              ------        ------           -------

Net Earnings(Loss) for the Period          $ (212)             $ (158)       $ (319)          $  (334)

Weighted Average Common Shares
   Outstanding                              8,887               8,351         8,887             8,351

Earnings (Loss) Per Share                  $(0.02)             $(0.02)       $(0.04)          $(0.04)


   The accompanying notes are an integral part of these financial statements.

                      Prime Holdings and Investments, Inc.
  (Successor to S.I.T.I., S.P.A. Societa Italiana Telecommunicazioni Integrate)


                 Unaudited Consolidated Statements of Cash Flows



                                                            Six Months Ended
                                                        ----------------------
(U.S.                                                     Dollars  in  thousand)
                                                          June 30, June 30, 2004
                                                          2003
                                                        --------      --------
Cash Flows From Operating Activities:
   Loss From Operating Activities                         $(319)        $(334)
   Items Not Requiring an Outlay of Funds:
     Amortization                                            43            29
     Stock based compensation                                               2
     Minority Interest                                       (4)            5
                                                          -----         -----
                                                           (278) (300)
Changes in Non-Cash Working Capital:
   Accounts Receivable                                      (20)          114
   Inventory                                                 33           (70)
   Prepaid Expenses                                         (50)
   Accounts Payable and Accrued Liabilities                 (18)           70
   Customer Deposits                                         (3)
   Corporate Taxes Payable                                   (8)            9
   Reserve for Employee Termination Indemnities             (21)
                                                          -----         -----
                                                           (365) (177)
                                                          -----         -----
Cash Flows From Financing Activities:
   Proceeds (Repayment) of Long-Term Debt                                 (98)
   Proceeds of Demand Loans                                 359           301
   Decrease in Due to Minority Interest Shareholders                      (22)
                                                          -----         -----
                                                            359           181
                                                          -----         -----
Cash Flows From Investing Activities:
   Purchase Marketable Securities                                          22
   Purchases of Capital Assets                               (8)          (19)
   Sale(Purchase)of Long-Term Investments                                 (37)
   Sale of Other Investments                                               29
                                                          -----         -----
                                                             (8)           (5)

Effect of Exchange Rate Changes on Cash                      24            (6)
                                                          -----         -----
Increase in Cash                                             10            (7)
Cash, Beginning of Period                                     8           108
                                                          -----         -----
Cash, End of Period                                       $  18         $ 101
                                                          =====         =====


   The accompanying notes are an integral part of these financial statements.

                      Prime Holdings and Investments, Inc.
  (Successor to S.I.T.I., S.P.A. Societa Italiana Telecommunicazioni Integrate)

              Notes to Unaudited Consolidated Financial Statements

Condensed Financial Statements

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The results of operations for the six months ended June 30, 2004 are not indicative of the results of operations for the year ended December 31, 2004. The condensed financial statements should be read in conjunction with the Company's financial statements included in its annual Form 10 KSB for the year ended December 31, 2003.

Related Party Transactions

During the six months ended June 30, 2004, the principal stockholder advanced the Company $359,000 for operating expenditures. The total amount due to the principal stockholder at June 30, 2004 is $1,175,000.

Stockholders' Equity

During the first quarter ending March 31, 2004, an adjustment was recorded for the issuance in 2003 of 74,000 shares to the Officer and Directors to compensate for their services. The issuance was valued at $0.03 per share.

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003.

     Revenues. There were no revenues for the three months ended March 31, 2004, a decrease of $155,000 as compared to revenues of approximately $155,000 for the three months ended Narch 31, 2003.

     Operating Expenses. For the three months ended March 31, 2004 operating expenses were approximately $212,000, which were approximately the same for the same period in 2003.

     Other Income (Expenses). For the three months ended March 31, 2004, Prime did not recognize any net miscellaneous other expenses, as compared to net miscellaneous other expense of 97,000 for the three months ended March 31, 2003.

     Minority Interest. For the three months ended March 31, 2004, Prime did not recognize any minority interest as compared to a approximately $4,000 loss for the three months ended March 31, 2003.

     Net Income {Loss). As a consequence of the foregoing, Prime has a net loss for the three months ended March 31, 2004 of approximately $212,000 compared with approximately $158,000 net loss for the three months ended March 31, 2003. For the three months ended March 31, 2004 earnings per share was approximately (0.02) compared with an earnings of approximately $(0.02)for the three months ended March 31, 2003.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003.

     Revenues. There were no revenues for the six months ended June 30, 2004, a decrease of $155,000 as compared to revenues of approximately $155,000 for the six months ended June 30, 2003. All of these revenues were generated by subsidiary companies operating in Italy. During the six months ended June 30, 2003, revenues were primarily generated by Kelti SpA for telecommunications services and by consulting fees generated directly by S.I.T.I.

     Operating Expenses. For the six months ended June 30, 2004 operating expenses were approximately $319,000, a decrease of $147,000 or 31.5%, from approximately $466,000 for the same period in 2003. This decrease in operating expenses was primarily due to a reduction adminstrative expenses.

     Other Income (Expenses). For the six months ended March 31, 2004, Prime did not recognize any net miscellaneous other expenses and no interest income, as compared to net 97,000 miscellaneous expenses and 1,000 interest income for the six months ended June 30, 2003.

     Income Taxes. For the six months ended March 31, 2004, Prime did not recognize any income taxes, as compared to a approximately $1,000 income taxes for the six months ended June 30, 2003. Prime is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

     Net Income {Loss). As a consequence of the foregoing, Prime has a net loss for the six months ended June 30, 2004 of approximately $319,000 compared with approximately $334,000 net loss for the six months ended June 30, 2003. For the six months ended June 30, 2004 earnings per share was approximately (0.04) compared with ($0.04) for the six months ended June 30, 2003.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          31 Certification of Chief Executive Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

          32 Certification of Chief Executive Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

     b) Reports on Form 8-K

     During and subsequent to the three months ended June 30, 2004, the Company did not file any reports on Form 8-K:

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PRIME HOLDINGS AND iNVESTMENTS INC.
                                             ----------------------------------
                                                       (Registrant)



Date:  August 19, 2004                    By: /s/ JOHN VISENDI
                                              ----------------------------------
                                              John Visendi
                                              President, Chief Executive Officer
                                              and Chief Financial Officer