Form 10QSB
period 2004-09-30
PRIME HOLDINGS & INVESTMENTS INC
filed 2004-11-22
CIK 1111882

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES ACT OF 1934 For the quarterly period ended September 30, 2004

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

Common stock, par value $0.0001: 8,351,300 shares outstanding as of November 22, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                      PRIME HOLDINGS AND INVESTMENTS, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Unaudited Consolidated Balance Sheets - September 30, 2004 and December 31, 2003.

          Unaudited Consolidated Statement of Stockholders' Equity - September 30, 2004.

          Unaudited Consolidated Statements of Earnings - Three Months Ended September 30, 2004 and 2003 and Nine Months Ended September 30, 2004 and 2003.

          Unaudited Consolidated Statements of Cash Flow - nine Months Ended September 30, 2004 and 2003.

          Notes to Unaudited Consolidated Financial Statements.

     Item 2. Management's Discussion and Analysis or Plan of Operation


PART II.    OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

ITEM 1. FINANCIAL INFORMATION

                      Prime Holdings and Investments, Inc.
  (Successor to S.I.T.I., S.P.A. Societa Italiana Telecommunicazioni Integrate)

                      Unaudited Consolidated Balance Sheets


(U.S. Dollars in thousands)                                       September 30,  December 31,
                                                                     2004            2003
                                                                  ---------------------------
Assets
Current:
   Cash and Cash Equivalents                                       $   18          $    8
   Accounts Receivable, net of Allowance for Doubtful Accounts         88              73
   Inventory                                                        1,257           1,265
   Prepaid Expenses                                                   342             290
                                                                   ------          ------
                                                                    1,705           1,636

Property, Plant and Equipment                                         311             355
Investments                                                           361             361
Goodwill                                                              106             106
Other intangible Assets                                                32              31
                                                                   ------          ------
                                                                      810             853
                                                                   ------          ------
                                                                   $2,515           2,489
                                                                   ======          ======

Liabilities and Stockholders' Equity
Current:
   Due to affiliated party                                         $1,350          $  816
   Accounts Payable and Accruals                                      848             783
   Corporate Taxes Payable                                              3              12
   Customer deposits                                                  124             125
                                                                   ------          ------
                                                                    2,325           1,736

Reserve for Employee Termination Indemnities                            1               2
Minority Interest                                                     164             166
                                                                   ------          ------
                                                                    2,490           1,904
Contingent Liabilities/Commitments
Stockholders' Equity
   Capital Stock and Additional Paid-In Capital                     5,839           5,837
   Other Comprehensive Income                                         681             685
   Deficit                                                         (6,495)         (5,937)
                                                                   ------          ------
                                                                       25             585
                                                                   ------          ------
                                                                   $2,515          $2,489
                                                                   ======          ======

   The accompanying notes are an integral part of these financial statements.

                      Prime Holdings and Investments, Inc.
  (Successor to S.I.T.I. S.p.A. Societa Italiana Telecommunicazioni Integrate)

                 Consolidated Statements of Stockholders' Equity

                           (U.S. Dollars in Thousands)

                                                    Common Stock
                                                        and
                                          Common     Additional                  Other
                                           Stock      Paid-In     Accumulated Comprehensive
                                          Shares      Capital       Deficit      Income        Total
                                         ------------------------------------------------------------
Balance, December 31, 2001                53,527       $5,584      $(1,338)       $  9        $4,255

Issuance of Common Shares for
   Services Rendered @$0.125
      per share                              755           95                                     95
Increase in Paid-In Capital                               143                                    143
Net Loss for the Period                                             (2,273)        531        (1,742)
Reverse Stock Split, 1 for
   every 6.5 Shares on March
   28, 2003                              (45,931)
                                         -------       ------      -------        ----        ------
Balance December 31, 2002                  8,351        5,822       (3,611)        540         2,751
Issuance of Common Shares
  for Services Rendered
   @ $0.03                                   462           15                                     15
Net Loss for the Year                                               (2,326)        145        (2,181)
                                         -------       ------      -------        ----        ------

Balance, December 31,2003                  8,813        5,837       (5,937)        685           585

Adjustment of Common Shares
  Issued for Services Rendered
  @ $0.03                                     74            2                                      2

Net Loss for the Nine Months
  Ended September 30, 2004                                            (558)          4          (562)
                                         -------       ------      ------         ----        ------

Balance, September 30, 2004 (Unaudited)    8,887       $5,839      $(6,495)       $681        $   25
                                         =======       ======      =======        ====        ======

   The accompanying notes are an integral part of these financial statements.

                      Prime Holdings and Investments, Inc.
  (Successor to S.I.T.I., S.P.A. Societa Italiana Telecommunicazioni Integrate)

                  Unaudited Consolidated Statements of Earnings


(U.S. Dollars in thousands)               Three Months Ended September 30,   Nine Months Ended September 30,
                                          --------------------------------   -------------------------------
                                              2004              2003             2004             2003
                                             ------            ------           ------           ------
Revenue                                                                                        $   229

Operating expenses:
   Administrative Expenses                  $  207            $  648           $  499            1,085
   Depreciation and Amortization                33                 4               57               33
   Stock Based Compensation                                                         2
                                            ------            ------           ------          -------
          Total Operating Expenses             240               652              558            1,118
                                            ------            ------           ------          -------
   Operating Loss                             (240)             (652)            (558)            (889)

Other Income (Expense):
   Interest Income                                                (1)
   Miscellaneous                                                 (19)                             (116)
                                            ------            ------           ------          -------
          Total Other Income (Expense)                           (20)                             (116)

Loss Before Minority Interest and
   Income Taxes                               (240)             (672)            (558)          (1,005)
Income Taxes                                                                                        (1)
                                            ------            ------           ------          -------
Loss Before Minority Interest                 (240)             (672)            (558)          (1,006)
Minority Interest
                                            ------            ------           ------          -------

Net  Loss  for the Period                   $ (240)           $ (672)          $ (558)         $(1,006)
                                            ------            ------           ------          -------

Weighted Average Common Shares
   Outstanding                               8,887             8,351            8,887            8,351
                                            ------            ------           ------          -------

 Loss Per Share                             $(0.03)           $(0.08)          $(0.06)         $ (0.12)
                                            ======            ======           ======          =======

   The accompanying notes are an integral part of these financial statements.

                      Prime Holdings and Investments, Inc.
  (Successor to S.I.T.I., S.P.A. Societa Italiana Telecommunicazioni Integrate)

                 Unaudited Consolidated Statements of Cash Flows


                                                           Nine Months Ended
                                                     ---------------------------
(U.S. Dollars in thousand)                           September 30, September 30,
                                                          2004          2003
                                                     ---------------------------
Cash Flows From Operating Activities:
   Loss From Operating Activities                        $(558)      $(1,006)
   Items Not Requiring an Outlay of Funds:
     Amortization                                           43            33
     Stock based compensation                                2
     Minority Interest                                      (2)            5
                                                         -----       -------
                                                          (515)         (968)
Changes in Non-Cash Working Capital:
   Accounts Receivable                                     (15)          214
   Inventory                                                 8           (86)
   Net construction work in progress                                       4
   Prepaid Expenses                                        (52)
   Accounts Payable and Accrued Liabilities                 65           369
   Customer Deposits                                        (1)
   Corporate Taxes Payable                                  (9)           10
   Reserve for Employee Termination Indemnities             (1)
                                                         -----       -------
                                                          (520)         (457)
                                                         -----       -------
Cash Flows From Financing Activities:
   Proceeds (Repayment) of Long-Term Debt                                (98)
   Proceeds of Demand Loans                                534           602
   Decrease in Due to Minority Interest Shareholders                     (22)
                                                         -----       -------
                                                           534           482
                                                         -----       -------
Cash Flows From Investing Activities:
   Purchase Marketable Securities                                         22
   Purchases of Capital Assets                              (8)          (26)
   Sale(Purchase)of Long-Term Investments                                (45)
   Sale of Other Investments                                              12
                                                         -----       -------
                                                            (8)          (37)

Effect of Exchange Rate Changes on Cash                      4            11
                                                         -----       -------
Increase in Cash                                            10            (1)
Cash, Beginning of Period                                    8           108
                                                         -----       -------
Cash, End of Period                                      $  18       $   107
                                                         =====       =======

   The accompanying notes are an integral part of these financial statements.

                      Prime Holdings and Investments, Inc.
  (Successor to S.I.T.I., S.P.A. Societa Italiana Telecommunicazioni Integrate)

              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2004


Condensed Financial Statements

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The results of operations for the nine months ended September 30, 2004 are not indicative of the results of operations for the year ended December 31, 2004. The condensed financial statements should be read in conjunction with the Company's financial statements included in its annual Form 10 KSB for the year ended December 31, 2003.

Related Party Transactions

During the nine months ended September 30, 2004, the principal stockholder advanced the Company $534,000 for operating expenditures. The total amount due to the principal stockholder at September 30, 2004 is $1,350,000.

Stockholders' Equity

During the first quarter ending March 31, 2004, an adjustment was recorded for the issuance in 2003 of 74,000 shares to the Officer and Directors to compensate for their services. The issuance was valued at $0.03 per share.

COMPANY IN GOOD STANDING

The Company has been notified by the State of Nevada that the Company is no longer in good standing in said state.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

     This Form 10-QSB contains forward-looking statements. Such statements consist of any statement other than a recitation of historical facts and can be identified by words such as may, expect, anticipate, estimate, hopes, believes, continue, intends, seeks, contemplates, suggests, envisions or comparable language. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, including but not limited to: those risks associated with our ability to identify and raise additional capital to complete our acquisition of one or more other companies; our ability to raise, and our allocation of, resources as necessary to continue operations; our ability to generate cash flow from revenue or other sources; our ability to use our capital stock for acquisitions, paying expenses or other disbursements, attracting personnel or contractors and other business uses. Many of these factors are beyond our management's control. These uncertainties could cause our actual results to differ materially from the expectations reflected in these forward-looking statements. In light of these risks and uncertainties, we cannot be certain that the forward-looking information contained in this quarterly report on Form 10-QSB will, in fact, occur. Potential investors should consider carefully the previously stated factors, as well as the more detailed information contained elsewhere in this Form 10-QSB, before making a decision to invest in our common stock.

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

RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

     Revenues. There were no revenues for the three months ended September 30, 2004, as was for the three months ended September 30, 2003.

     Operating Expenses. For the three months ended September 30, 2004 operating expenses were approximately $240,000, a decrease of $412,000, as compared to operating expenses of $652,000 for the same period in 2003.

     Other Income (Expenses). For the three months ended September 30, 2004, Prime did not recognize any net miscellaneous other expenses, as compared to net miscellaneous other expense of 19,000 for the three months ended September 30, 2003.

     Net Income {Loss). As a consequence of the foregoing, Prime has a net loss for the three months ended September 30, 2004 of approximately $240,000 compared with approximately $672,000 net loss for the three months ended September 30, 2003. For the three months ended September 30, 2004 earnings per share was approximately (0.03) compared with an earnings of approximately $(0.08)for the three months ended September 30, 2003.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2003.

     Revenues. There were no revenues for the nine months ended September 30, 2004, a decrease of $229,000 as compared to revenues of approximately $229,000 for the nine months ended September 30, 2003. All of these revenues were generated by subsidiary companies operating in Italy. During the nine months ended September 30, 2003, revenues were primarily generated by Kelti SpA for telecommunications services and by consulting fees generated directly by S.I.T.I.

     Operating Expenses. For the nine months ended September 30, 2004 operating expenses were approximately $558,000, a decrease of $560,000 or 50%, from approximately $1118,000 for the same period in 2003. This decrease in operating expenses was primarily due to a reduction adminstrative expenses.

     Other Income (Expenses). For the nine months ended September 30, 2004, interest expenses were 1,000 and miscellaneous expenses were 19,000 as compared to net 116,000 miscellaneous expenses for the nine months ended September 30, 2003.

     Income Taxes. For the nine months ended September 30, 2004, Prime did not recognize any income taxes, as compared to a approximately $1,000 income taxes for the nine months ended September 30, 2003. Prime is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

     Net Income {Loss). As a consequence of the foregoing, Prime has a net loss for the nine months ended September 30, 2004 of approximately $558,000 compared with approximately $31,006,000 net loss for the nine months ended September 30, 2003. For the nine months ended September 30, 2004 earnings per share was approximately (0.06) compared with ($0.12) for the nine months ended September 30, 2003.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          31 Certification of Chief Executive Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

          32 Certification of Chief Executive Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

     b) Reports on Form 8-K

     During and subsequent to the three months ended September 30, 2004, the Company did not file any reports on Form 8-K:

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


                                             PRIME HOLDINGS AND iNVESTMENTS INC.
                                             ----------------------------------
                                                       (Registrant)



Date:  November 22, 2004                   By: /s/ JOHN VISENDI
                                              ----------------------------------
                                              John Visendi
                                              President, Chief Executive Officer
                                              and Chief Financial Officer